Form 10-Q
period 2007-06-30
SALARY. COM, INC.
filed 2007-08-14
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 1-33312

SALARY.COM, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3465241
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

195 West Street, Waltham, Massachusetts 02451

(Address of Principal Executive Offices, Including Zip Code)

(781) 464-7300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	15,452,122
Class	Outstanding at August 7, 2007

SALARY.COM, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

SALARY.COM, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,928,841	$49,016,389
Accounts receivable, less allowance for doubtful accounts of $273,232 and $179,712, at June 30, 2007 and March 31, 2007, respectively	3,690,123	3,364,931
Prepaid expenses and other current assets	604,226	891,483
Deferred customer acquisition costs, current portion	853,176	870,224

Total current assets	45,076,366	54,143,027

Property, equipment and software, net	1,992,205	1,937,250
Intangible assets, net
Non-compete agreements, net	867,140	292,002
Customer relationships, net	3,216,044	96,000
Other intangible assets	159,164	35,630
Trademarks	290,000	—
Data acquisition costs, net	1,813,991	1,500,000

Total intangible assets, net	6,346,339	1,923,632
Goodwill	6,038,651	266,000
Deferred customer acquisition costs, net of current portion	49,657	48,856
Security deposits	365,776	341,708
Other assets	25,000	15,000

	14,817,628	4,532,446

Total assets	$59,893,994	$58,675,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,063,118	$607,782
Accrued compensation	2,488,556	1,898,529
Accrued expenses and other current liabilities	1,365,332	1,104,714
Subscription payable	628,089	693,638
Deferred revenue, current portion	16,082,157	15,506,966

Total current liabilities	21,627,252	19,811,629

Deferred revenue, net of current portion	902,953	880,688

Total liabilities	22,530,205	20,692,317

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at June 30, 2007 and March 31, 2007, respectively; 13,417,464 issued and outstanding at June 30, 2007 and 13,315,580 outstanding at March 31, 2007	1,341	1,331
Additional paid-in capital	68,125,184	67,378,802
Accumulated other comprehensive loss	(1,392)	(666)
Accumulated deficit	(30,761,344)	(29,396,311)

Total stockholders’ equity	37,363,789	37,983,156

Total liabilities and stockholders’ equity	$59,893,994	$58,675,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007	2006
	(unaudited)
Revenue:
Subscription revenues	$6,758,499	$4,441,198
Advertising revenues	780,508	714,408

Total revenues	7,539,007	5,155,606

Cost of revenues (1)	1,622,312	1,051,548

Gross profit	5,916,695	4,104,058

Operating expenses:
Research and development (1)	882,267	727,658
Sales and marketing (1)	3,898,480	2,687,204
General and administrative (1)	2,927,139	1,447,856
Amortization of intangible assets	134,818	53,249

Total operating expenses	7,842,704	4,915,967

Loss from operations	(1,926,009)	(811,909)

Other income (expense):
Interest income	560,675	4,385
Interest expense	—	(24,268)
Other income (expense)	297	(2,500)

Total other income (expense)	560,972	(22,383)

Net loss	(1,365,037)	(834,292)
Accretion of preferred stock	—	(128,999)

Net loss attributable to common stockholders	$(1,365,037)	$(963,291)

Net loss attributable to common stockholders per share—basic and diluted	$(0.10)	$(0.20)

Weighted average shares outstanding—basic and diluted	13,358,488	4,724,163
(1) Amounts include stock-based compensation expense, as follows:

	Three Months Ended June 30,
	2007	2006
	(unaudited)
Cost of revenues	$94,806	$28,295
Research and development	2,126	19,236
Sales and marketing	201,918	69,373
General and administrative	375,173	126,562

	$674,023	$243,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,365,037)	$(834,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	263,150	168,883
Amortization of intangible assets	140,827	53,249
Stock-based compensation	674,023	243,466
Provision for doubtful accounts	59,070	49,589
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	(225,287)	(603,212)
Prepaid expenses and other current assets	287,257	(182,049)
Deferred customer acquisition costs	16,248	(63,899)
Security deposits	(24,068)	120,719
Other assets	(10,000)	—
Increase (decrease) in:
Accounts payable	455,336	228,638
Accrued expense and other current liabilities	814,491	(414,410)
Deferred revenue	526,569	575,266

Net cash provided by (used in) operating activities	1,612,579	(658,052)

Cash flows from investing activities:
Cash paid for acquisition of business	(10,197,962)	(367,500)
Cash paid for acquisition of data	(200,000)	—
Cash paid for other intangible assets	(14,152)	—
Purchases of property and equipment	(115,404)	(311,071)
Capitalization of software development costs	(162,392)	(93,156)

Net cash used in investing activities	(10,689,910)	(771,727)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	3,037	3,000
Repurchase of unvested exercised stock options	(12,529)	(1,873)
Proceeds from subscription receivable	—	160,843

Net cash provided by (used in) financing activities	(9,492)	161,970

Effect of exchange rate changes on cash and cash equivalents	(725)	—

Net decrease in cash and cash equivalents	(9,087,548)	(1,267,809)
Cash and cash equivalents, beginning of period	49,016,389	1,813,715

Cash and cash equivalents, end of period	$39,928,841	$545,906

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$25,213

Supplemental disclosure of noncash investing activities:
Liabilities assumed on acquisition of business	$133,000	$120,000

Supplemental disclosure of noncash financing activities:
Accretion and dividends on redeemable preferred stock	$—	$128,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

Pursuant to accounting requirements of the Securities and Exchange Commission (“SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SDC China, Ltd., established December 18, 2006, and Salary.com Securities Corporation, established March 26, 2007. All significant intercompany transactions and balances have been eliminated.

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company reviews the carrying value of its goodwill by comparing the carrying value of the related business component to its estimated fair value. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business component. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. No circumstances arose during the three months ended June 30, 2007 which would indicate that the carrying value of goodwill has become impaired. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives or contract periods, as applicable.

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

Revenue Recognition

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Subscription revenue is recognized ratably over the contract period. Customers are generally billed for the subscription on an annual basis. For all customers, regardless of their billing method, subscription revenue is initially recorded as deferred revenue in the accompanying balance sheets. As services are performed, the Company recognizes subscription revenue over the applicable service period. For selected products where an implementation process occurs prior to the on-demand applications becoming useful to customers, revenue recognition is deferred until after the product has been implemented and then recognized as revenue ratably over the remaining applicable subscription period.

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss

Comprehensive loss was as follows:

	Three months ended June 30,
	2007	2006
	(unaudited)
Net loss attributable to common stockholders	$(1,365,037)	$(963,291)
Other comprehensive loss:
Currency translation adjustments	(725)	—

Other comprehensive loss	(725)	—

Comprehensive loss	$(1,365,762)	$(963,291)

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,
	2007	2006
Options to purchase common stock	1,886,831	630,572
Warrants to purchase common or preferred stock	147,868	108,666
Shares of common stock into which outstanding preferred stock is convertible	—	1,758,599
Restricted stock awards	159,689	—
Restricted shares (1)	1,838,815	3,457,063

Total options, warrants, restricted shares and preferred stock exercisable or convertible into common stock	4,033,203	5,954,900

(1)	Represents stock options that have been exercised, but unvested as of the reporting date.

If the outstanding options, warrants and preferred stock were exercised or converted into common stock or the restricted stock awards were to vest, the result would be anti-dilutive. Therefore, basic and diluted net loss attributable to common stockholders per share is the same for all periods presented in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting SFAS 159 on its financial statements.

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

3. ACQUISITION OF BUSINESSES

ICR

On May 15, 2007, the Company acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd. (collectively, “ICR”), a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, the Company paid $10.3 million to the owners of ICR, of which $1 million has been placed in escrow for 12 months. The escrow fund will be available to compensate the Company for any losses the Company may incur as a result of any breach of the representations or warranties by the owners of ICR contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of ICR prior to the acquisition. The total cost of the acquisition, including legal fees of $20,000, was approximately $10.3 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $5.8 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products developed by ICR will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations for the three months ended June 30, 2007 include the impact of this acquisition since May 15, 2007. The pro forma effects of this acquisition would not have been material to the current and prior interim periods.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete (amortization period 3 years)	$620,000
Customer relationships (amortization period 5 years)	3,210,000
Compensation data (amortization period 3 years)	120,000
IPAS interface tool (amortization period 5 years)	110,000
Trademarks	290,000
Assets acquired	298,000
Assumed liabilities	(133,000)
Goodwill	5,773,000

Total purchase price	$10,288,000

eComp Data Services

On April 3, 2006, the Company acquired certain assets of the eComp Data Services Division (“eComp”) from Aon Consulting, Inc., a global human capital consulting firm located in New York City. eComp Data Services is a leading provider of executive compensation data. The assets acquired included the eComp database and certain software and proprietary assets, including all intellectual property rights. Pursuant to the terms of the agreement, the Company paid $585,000 with $292,500 due at the closing date of April 3, 2006, and the remaining balance was paid in September 2006. Included in the acquisition was an additional $75,000 paid by the Company to a former principal of eComp for a non-compete agreement. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $266,000 of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. The results of operations include the impact of this acquisition since April 3, 2006.

The Company has allocated the purchase price based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete (amortization period 5 years)	$365,000
Customer relationships (amortization period 5 years)	120,000
Hosting and servicing (amortization period 2 months)	29,000
Assumed liabilities	(120,000)
Goodwill	266,000

Total purchase price	$660,000

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS

Intangible assets as of June 30, 2007 and March 31, 2007, consist of the following:

	June 30, 2007			March 31, 2007
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Non-compete agreements (5 years)	$985,000	$117,860	$867,140	$365,000	$72,998	$292,002
Customer relationships (5 years)	3,330,000	113,956	3,216,044	120,000	24,000	96,000
Other intangible assets (5-18 years)	166,928	7,764	159,164	42,776	7,146	35,630
Trademarks (Indefinite)	290,000	—	290,000	—	—	—
Data acquisition costs (1-3 years)	1,820,000	6,009	1,813,991	1,500,000	—	1,500,000

	$6,591,928	$245,589	$6,346,339	$2,027,776	$104,144	$1,923,632

All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three months ended June 30, 2007 was approximately $141,000, of which $6,000 is included in cost of revenues. Amortization for the data acquisition costs will begin once the acquired data is integrated into the related product and that product is available to our customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
2008	$1,468,493
2009	1,551,805
2010	1,476,805
2011	914,742
2012	666,472

$6,078,317

5. STOCK-BASED COMPENSATION

Stock Options

Stock option activity, under all plans, during the three months ended June 30, 2007 was as follows:

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2007
	Restricted Shares (1)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning of period	—		1,941,103	$6.3465
Granted	—		38,860	10.5700
Exercised	1,838,815	$0.3416	(3,605)	1.2061
Canceled	—		(89,527)	6.4785

Outstanding—end of period	1,838,815	$0.3416	1,886,831	$6.4493

Exercisable—end of period			344,694	$4.2950

(1)	Represents stock options that have been exercised, but unvested as of the reporting date.

The weighted average grant date fair value of options granted during the three months ended June 30, 2007 was $5.979. There were no stock options granted in the three months ended June 30, 2006. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was approximately $37,000 and $1,000, respectively.

Under the 2000 Plan and 2004 Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving Restricted Stock, which is then subject to vesting under the respective option’s vesting schedule. Restricted Stock is subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the Restricted Stock at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the Restricted Stock upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as “Subscription Payable.” Upon vesting of the restricted shares, the Subscription Payable is relieved and recorded in equity.

A summary of the Company’s unvested shares, included unvested stock options and shares of unvested restricted stock, as of June 30, 2007, and changes during the three months ended June 30, 2007, is presented below:

	APB 25			SFAS 123R			Total
	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount
Unvested Options and Restricted
Shares outstanding at March 31,2007	433,619	$0.449	$194,658	3,219,464	$3.688	$11,873,393	3,653,083	$3.304	$12,068,051
Granted	—	—	—	38,860	5.979	232,361	38,860	5.979	$232,361
Vested	(55,332)	0.358	(19,793)	(108,941)	1.058	(115,216)	(164,273)	0.822	$(135,009)
Canceled	(2,452)	0.369	(906)	(142,811)	3.199	(456,863)	(145,263)	3.151	$(457,769)

Unvested Options and Restricted
Shares outstanding at June 30, 2007	375,835	$0.463	$173,959	3,006,572	$3.836	$11,533,675	3,382,407	$3.461	$11,707,634

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007 and March 31, 2007, there were 1,838,815 and 1,991,585 shares of unvested restricted stock outstanding.

As of June 30, 2007, there was approximately $8.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s Stock Option Plans (relating to the effect of SFAS 123R and APB 25). That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the 3 months ended June 30, 2007 was approximately $586,000.

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

Beginning in fiscal year 2006, the Company has used the Black-Scholes option-pricing model to value option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

The Company estimates expected volatility based on that of the Company’s publicly-traded peer companies and expects to continue to do so until such time as the Company has adequate historical data from its traded share price. Management believes that the historical volatility of the Company’s stock price does not best represent the expected volatility of the stock price. Prior to the Company’s initial public offering in February 2007, the Company was a private company and therefore lacked company-specific historical and implied volatility information. The Company intends to continue to consistently use the same group of publicly-traded peer companies to determine volatility in the future until such time that it has accumulated sufficient historical information regarding the volatility of the Company’s now publicly traded share price.

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

The following table provides the assumptions used in determining the fair value of the share-based awards for the three months ended June 30, 2007. No stock options were granted during the three months ended June 30, 2006.

Three Months Ended June 30, 2007
Risk-Free Rate	4.96%
Expected Life	5 years
Expected Volatility	61.03%
Expected Dividend Yield	0%

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense related to the adoption of SFAS 123R amounted to approximately $586,000 and $185,000, which is included in the statement of operations for the three months ended June 30, 2007 and 2006, respectively, and is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, forfeitures were recorded as they occurred.

In connection with the preparation of the financial statements for the Company’s initial public offering and solely for the purposes of accounting for stock-based compensation for financial statement purposes, the Company’s management reassessed the fair value of the Company’s common stock for the equity awards granted on or after April 1, 2004 through March 31, 2006. Based upon this reassessment of the fair value of the Company’s common stock, the Company recorded stock-based compensation expense to the extent that the reassessed value of the Company’s common stock at the date of the grant exceeded the exercise price of the equity awards. Reassessed values are inherently uncertain and highly subjective. For stock options granted prior to March 31, 2004, no expense was recorded as management determined that the estimated fair value of the Company’s stock at the date of grant did not exceed the exercise price. The stock-based compensation is being amortized on a straight-line basis over the stock option vesting period of generally five years. During the three months ended June 30, 2007 and 2006, the Company recognized approximately $53,000 and $37,000 of stock-based compensation expense related to options granted to employees during fiscal 2006 and 2005, respectively based on the reassessed values of the underlying common stock.

During fiscal 2006 and 2005, the Company offered certain holders of stock options the limited opportunity to exercise their options at a price equal to the deemed fair value of the Company’s stock at the time of the offer. To the extent that the offer was not accepted, the affected options retained their original exercise price. However, because of the Company’s offer, these options became subject to variable accounting as prescribed in FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) (“FIN 44”). The majority of these awards became fixed upon exercise under the bonus offer during March 2006, as described in the following paragraph, which was accounted for as a modification under SFAS 123R. Compensation expense related to these options has been recognized during fiscal 2007, 2006 and 2005, since the modified option exercise prices were below the reassessed per share fair value of the Company’s common stock at that time. The Company recorded compensation expense amounting to approximately $36,000 and $21,000 for the three months ended June 30, 2007 and 2006, respectively.

During March 2006, the Company offered certain holders of stock options, totaling 143 employees, the limited opportunity to receive a cash bonus to exercise all of their outstanding stock options. As part of this offer, unvested stock options could be exercised into restricted stock. This offer was accounted for as a modification under SFAS 123R. The additional compensation expense for the modification was deemed immaterial to the Company’s financial statements. There are 1,838,815 shares of common stock subject to restriction as of June 30, 2007 related to this offer.

Restricted Stock Awards

On January 12, 2007, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted stock options and restricted stock awards. The shares of restricted stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unamortized compensation cost was $1.6 million as of June 30, 2007. This cost is expected to be recognized over a weighted-average period of 2.9 years. The following table presents a summary of the restricted stock award activity for the three months ended June 30, 2007.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2007	—
Awarded	159,689	$10.57
Vested	—
Canceled	—

Unvested balance at June 30, 2007	159,689	$10.57

The Company recorded approximately $41,000 of compensation expense related to restricted stock awards during the three months ended June 30, 2007.

Warrants

As of June 30, 2007, the Company had outstanding warrants to purchase 147,868 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

	Three Months Ended June 30, 2007
	Number of Warrants	Weighted Average Exercise Price
Outstanding—beginning of period	147,868	$2.148
Granted	—
Exercised	—
Canceled	—

Outstanding—end of period	147,868	$2.148

Exercisable—end of period	147,868	$2.148

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the matters noted above, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

7. INCOME TAXES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN No. 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously unrecognized tax benefits and did not have an effect on its financial position or results of operations as the Company has a full valuation allowance against its deferred tax assets.

As of April 1, 2007, the Company had $185,000 of unrecognized tax benefits (before consideration of any valuation allowance). This amount includes $185,000 of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of June 30, 2007, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

As of April 1, 2007, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2003 through 2006. Additionally, since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities.

8. SUBSEQUENT EVENTS

On August 3, 2007 the Company acquired the assets of ITG Competency Group, LLC (“ITG”). ITG is a provider of off-the-shelf competency models and implementation services designed to accelerate performance or learning management initiative. Under the terms of the agreement, the Company has paid the owner of ITG $1.8 million in cash and newly issued shares of the Company’s common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration in this period if these targets are exceeded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Business Outlook

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

We were organized as a Delaware corporation in 1999. As of June 30, 2007, our enterprise subscriber base has grown to more than 2,100 companies who spend from $2,000 to more than $100,000 annually. We have achieved 25 consecutive quarters of revenue growth since April 2001. However, during that time, we have consistently incurred operating losses. During the three months ended June 30, 2007, we incurred an operating loss of $1.9 million compared to an operating loss of $4.3 million in the three months ended March 31, 2007. During the three months ended June 30, 2007, we achieved positive operating cash flows of $1.6 million compared to $1.1 million in the three months ended March 31, 2007. As of June 30, 2007, we had an accumulated deficit of $30.8 million.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. We maintain a website where copies of its reports filed with SEC may be accessed, as well as other information concerning our business, products and news releases. The address of our website is www.salary.com. Our website is included as a textual reference only and the information on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

Acquisition of Businesses

On August 3, 2007 we acquired the assets of ITG Competency Group, LLC, or ITG. ITG is a provider of off-the-shelf competency models and implementation services designed to accelerate performance or learning management initiatives. Under the terms of the agreement, we have paid the owner of ITG $1.8 million in cash and newly issued shares of our common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded.

On May 15, 2007, we acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd., collectively referred to as ICR, a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets.

Pursuant to the terms of the purchase agreements, we paid $10.3 million to the owners of ICR, of which $1 million has been placed in escrow for 12 months. The escrow fund will be available to compensate us for any losses we may incur as a result of any breach of the representations or warranties by the owners of ICR contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of ICR prior to the acquisition.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended June 30, 2007 and 2006, subscription revenues accounted for 90% and 86%, respectively, of our total revenues and for the three months ended June 30, 2007 and 2006, advertising revenues accounted for 10% and 14%, respectively, of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of June 30, 2007, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new products and renewals), with payment due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes. We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of June 30, 2007, the Company has a full valuation allowance against its deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN No. 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously unrecognized tax benefits and did not have an effect on its financial position or results of operations as the Company has a full valuation allowance against its deferred tax assets.

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Beginning in fiscal year 2006, we have used the Black-Scholes option-pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Prior to the adoption of SFAS 123R, we had adopted SFAS 123, but in accordance with SFAS 123, we had elected not to apply fair value-based accounting for awards under our employee stock incentive plan through March 31, 2005. Instead, we measured compensation expense for our stock plans using the intrinsic value method prescribed by APB 25 and related interpretations and provided pro forma disclosures as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS 123.”

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

We recognized stock-based compensation pursuant to SFAS 123R in the amount of $586,000 in the three months ended June 30, 2007. As of June 30, 2007, we had $8.8 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

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

Results of Operations

The following tables set forth selected statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended June 30,
	2007	2006
Revenues:
Subscription Revenues	90%	86%
Advertising Revenues	10	14

Total Revenues	100	100
Cost of Revenues	22	20

Gross Profit	78	80
Operating Expenses:
Research and Development	11	14
Sales and Marketing	52	52
General and Administrative	38	28
Amortization of Intangible Assets	2	1

Total Operating Expenses	103	95
Loss from Operations	(25)	(15)
Other Income (Expense), Net	7	(1)

Net Loss	(18)%	(16)%

The following table sets forth our total revenue, deferred revenue and net cash (used in) provided by operating activities for each of the periods indicated.

	Three Months Ended June 30
	2007	2006
Total revenue	$7,539,007	$5,155,606
Total deferred revenue at end of period	16,985,110	11,243,350
Net cash provided by (used in) operating activities	1,612,579	(658,052)

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Revenues. Revenues for the first quarter of fiscal 2008 were $7.5 million, an increase of $2.4 million, or 46%, compared to revenues of $5.2 million for the first quarter of fiscal 2007. Subscription revenues were $6.8 million for the first quarter of fiscal 2008, an increase of $2.3 million, or 52%, compared to subscription revenues of $4.4 million for the first quarter of fiscal 2007. The growth in subscription revenues was due principally to an increase of $0.8 million in renewal revenues to existing subscription customers, an increase of $0.9 million in revenues to new subscription customers and an increase of $0.6 million in revenues from additional products sold to existing customers in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. A contributing factor in the increase in total revenues was the result of our hiring of additional sales personnel focused on retaining existing customers, adding new customers and selling additional products to existing customers. Advertising revenues were $781,000 for the first quarter of fiscal 2008, an increase of $67,000, or 9%, compared to advertising revenues of $714,000 for the first quarter of fiscal 2007. The growth in advertising revenues was primarily due to increased advertising volume. Total deferred revenue as of June 30, 2007 was $17.0 million, representing an increase of $5.7 million, or 51%, compared to total deferred revenue of $11.3 million as of June 30, 2006.

Cost of Revenues. Cost of revenues for the first quarter of fiscal 2008 was $1.6 million, an increase of $0.5 million, or 54%, compared to cost of revenues of $1.1 million for fiscal 2007. The increase in cost of revenues was primarily due to a $0.3 million increase in payroll and benefit related costs due to the addition of 5 personnel for our compensation and professional service teams in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, a $0.1 million increase in stock-based compensation expense as well as $0.1 million of additional costs associated with sales of our CompAnalyst Executive Product due to the new SEC proxy rules, which were not in effect during the first quarter of fiscal 2007. As a percent of total revenues, cost of revenues increased to 22% in the first quarter of fiscal 2008 compared to 20% in the first quarter of fiscal 2007. The increase was primarily the result of an increase in the number of professional service personnel in order to provide implementation services to our increasing number of customers.

Research and Development Expenses. Research and development expenses for the first quarter of fiscal 2008 were $0.9 million, an increase of $0.2 million, or 21%, compared to research and development expenses of $0.7 million for the first quarter of fiscal 2007. The increase in research and development expenses was primarily due to a $0.2 million increase in expenses related to the Company’s subsidiary in Shanghai, China, which was established in December 2006 and is engaged primarily in research and development activities. Research and development expenses decreased to 11% of total revenues in the first quarter of fiscal 2008 compared to 14% of total revenues in the first quarter of fiscal 2007 due to the fact that our revenue growth outpaced our increasing investment in research and development. Our research and development headcount increased by 54 employees in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 as we hired additional personnel to upgrade and expand our on-demand software product suite.

Sales and Marketing Expenses. Sales and marketing expenses for the first quarter of fiscal 2008 were $3.9 million, an increase of $1.2 million, or 45%, compared to sales and marketing expenses of $2.7 million for the first quarter of fiscal 2007. The increase was primarily due to a $0.7 million increase in payroll and benefit related costs due to the addition of 29 sales and marketing personnel in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, a $0.2 million increase in sales commissions as a result of increased sales, and a $0.1 million increase in stock-based compensation expense. Sales and marketing expenses was 52% of total revenues in both the first quarter of fiscal 2008 and the first quarter of fiscal 2007. Our sales and marketing headcount increased as we hired additional personnel to focus on adding new customers and increasing revenues from existing customers.

General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 2008 were $2.9 million, an increase of $1.5 million, or 102%, compared to general and administrative expenses of $1.4 million for the first quarter of fiscal 2007. The increase in general and administrative expenses was due to an increase of $0.2 increase in stock-based compensation expense, $0.4 million increase in payroll and benefit related costs due to the addition of 10 information technology, accounting and legal employees, and a $0.5 million increase in legal and accounting expenses. The overall increase in our general and administrative expenses, other than stock compensation expense, is primarily the result of additional expenses that the Company has incurred which are related to being a publicly traded company that we did not incur as a privately owned company in the first quarter of fiscal 2007. General and administrative expenses were 38% of total revenues in the first quarter of fiscal 2008 compared to 28% in the first quarter of fiscal 2007.

Amortization of Intangible Assets. Amortization of intangible assets for the first quarter of fiscal 2008 was $135,000 compared to $53,000 in the first quarter of fiscal 2007. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ICR in May 2007.

Interest Income. Interest income for the first quarter of fiscal 2008 was $561,000 compared to $4,000 in the first quarter of fiscal 2007. The increase in interest income was due to interest earned on higher invested cash balances resulting from the proceeds from the Company’s initial public offering in February 2007.

Liquidity and Capital Resources

At June 30, 2007, our principal sources of liquidity were cash and cash equivalents totaling $39.9 million and accounts receivable, net of allowance for doubtful accounts of $3.7 million compared to cash and cash equivalents of $49.0 million and accounts receivable, net of allowance for doubtful accounts of $3.4 million at March 31, 2007. Our working capital as of June 30, 2007 was $23.4 million compared to working capital of $34.3 million as of March 31, 2007.

Cash provided by operating activities for the three months ended June 30, 2007 was $1.6 million. This amount resulted from a net loss of $1.4 million, adjusted for net non-cash charges of $1.1 million and a $1.8 million net increase in working capital accounts. Non-cash items primarily consisted of $0.3 million of depreciation and amortization of property, equipment and software, $0.1 million of amortization of intangible assets and $0.7 million of stock-based compensation. The net increase in working capital of $1.8 million was primarily comprised of increases in accounts receivable of $0.2 million, accounts payable of $0.5 million, accrued expenses and other current liabilities of $0.8 million and deferred revenue of $0.5 million, offset slightly by a decrease in prepaid expense and other current assets of $0.3 million. The increase in accounts receivable is primarily due to an overall increase in invoicing during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The decrease in prepaid expenses and other current assets is due to the pro rata expensing of prepaid insurance expense during the first quarter of fiscal 2008. The increase in accounts payable is due primarily to our continued growth in the first quarter of fiscal 2008. The increase in accrued expenses is primarily due to an increase in accrued incentive compensation. The increase in deferred revenue is primarily due to increased invoicing less revenue recognition from our subscription customers in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The growth in the invoiced amounts was primarily due to sales to new customers, increased sales to existing customers, the introduction of new products, and the enhancement of existing products. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to accounts receivable and deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months.

Cash used in investing activities was $10.7 million and consisted primarily of $10.2 million paid for the acquisition ICR in May 2007, net of cash acquired of $0.1 million, $0.2 million paid for the acquisition of data underlying certain of our products, $0.1 million paid for purchases of property and equipment for new offices, network infrastructure and computer equipment to support our growth in employee headcount and $0.2 million of payments capitalized for the payment of software development costs. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash used in financing activities was $9,000, which consisted primarily of $12,000 in payments made to buy back unvested common stock related to the early exercise of employee stock options, offset slightly by $3,000 received from the exercise of common stock options.

In August 2006, we entered into a $5,000,000 credit facility with Silicon Valley Bank. The line, which expires in August 2008, provides for a term loan up to $1,000,000 and a $4,000,000 revolving working capital line of credit. Borrowings on the term loan bear interest at the bank’s prime rate plus 1.00% and interest is payable on a monthly basis. Borrowings on the revolving line bear interest at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of our assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the balance available, but not drawn down. As of June 30, 2007, there were no outstanding borrowings under this credit facility.

On December 30, 2006, we entered into an agreement with a vendor to obtain additional data sets that runs for an initial one year term following the date of the initial delivery. The fee for the initial term was $1.5 million. At the end of the initial term, the agreement shall automatically renew for up to six subsequent one year terms unless terminated by us. The annual fees due to the vendor related to years two through seven of the agreement are $0.5 million, $0.6 million, $0.6 million, $0.7 million, $0.8 million, and $0.9 million, respectively.

On May 15, 2007, we acquired the membership interests of ICR, a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, we paid $10.3 million to the owners of ICR, of which $1 million has been placed in escrow for 12 months.

On June 27, 2007, we entered into a master equipment lease agreement with a maximum commitment of $300,000. The lease term begins on September 1, 2007 and runs for a term of 36 months.

On August 3, 2007 we acquired the assets of ITG. ITG is a provider of off-the-shelf competency models and implementation services designed to accelerate performance or learning management initiatives. Under the terms of the agreement, we have paid the owner of ITG $1.8 million in cash and newly issued shares of our common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded.

Given our current cash, accounts receivable and available borrowings under our credit facility, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least the next 12 months. However, we may need to raise additional funds in the future in the event that we pursue acquisitions or investments in complementary businesses or technologies or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. In the event that additional financing is required, we may not be able to obtain it on acceptable terms or at all.

During the last three fiscal years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance-Sheet Arrangements

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS 159 on its financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS 157 on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.	Controls and Procedures.

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Remediation of Prior Year Significant Deficiencies

In connection with the audit of our financial statements as of and for the year ended March 31, 2006, our independent registered public accounting firm identified three material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed in greater detail in our Annual Report on Form 10-K for the year ended March 31, 2007, as a result of the remediation efforts during fiscal 2007, the three material weaknesses were classified as significant deficiencies. The status of the remediation of each is as follows:

Errors were detected in the calculation of stock compensation expense relating to the adoption of SFAS 123R “Share Based Payments.”

We have hired personnel resources with knowledge and experience dealing with SFAS 123R including outside consultants with expertise in GAAP, including SFAS 123R. Furthermore, the Company has instituted a control in which the work performed by outside consultants is reviewed by the Director of Accounting and Financial Reporting and/or the Director of Finance for reasonableness and consistency. However this deficiency will not be completely remediated until we have implemented a new software system and related controls to track stock option activity and calculate stock compensation expense in accordance with SFAS 123R. During the fiscal year ended March 31, 2007, we began the implementation of new on-demand stock option management software. This automated software will significantly reduce the potential for errors inherent in a spreadsheet based process. Although the implementation of this system began in fiscal year 2007, it has not been completed as of the date of this report. We continue our remediation efforts in this area in fiscal 2008.

We also have a significant deficiency in the design and operation of our internal controls relating to revenue accounting. In particular, because of system limitations, we did not have a process or policy to maintain a detailed deferred revenue listing by customer to support our deferred revenue balances. As a result of the identified deficiency, we recorded a material adjustment to reclassify from short-term to long-term deferred revenue within the liability section of our balance sheet. Also, the documentation of our revenue recognition policy lacked sufficient detail to support how we recognize revenue in accordance with GAAP.

During the fiscal year ended March 31, 2007, we began the implementation of our new accounting system and related controls, which we believe will alleviate the revenue accounting issues identified during the fiscal year ended March 31, 2006. This new accounting system will fully integrate our revenue accounting and general ledger systems (as compared to our current accounting system which is not integrated with the three other systems we use to record customer transactions and activities and the calculation of amounts recognized as revenue) and is more sophisticated in the manner in which it handles complex revenue transactions. Although the implementation of this system began in fiscal year 2007, it has not been completed as of the date of this report. During the quarter ended June 30, 2007, we enhanced the documentation of our revenue recognition policy to support how we recognize revenue in accordance with GAAP to encompass a broader range of transactions.

In prior years, we entered into sophisticated and high dollar value equity and debt financing transactions to finance our business, but did not have a formal policy regarding the policies and procedures for the recording and reporting of these types of transactions (specifically related to the beneficial conversion feature of our preferred stock issuance).

Although we have the appropriate personnel who are knowledgeable and experienced with regard to the recording and reporting of sophisticated debt and equity financing transactions and we did not enter into any high dollar value equity and debt financing transactions during the first quarter of fiscal 2008, we have not yet implemented a formal policy or procedures for the recording and reporting of these types of transactions as of the date of this report.

While we expect to complete the remediation of the significant deficiencies above, we cannot assure you that we will be able to do so, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes to Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during our first quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed above.

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

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for a description of certain legal proceedings involving Salary.com. There have been no material changes in such proceedings since the date of such Form 10-K.

We are not currently, nor have been in the past, subject to any other material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	our ability to become profitable;

•	the ability of our solutions to achieve market acceptance;

•	a highly competitive market for compensation management;

•	failure of our customers to renew their subscriptions for our products;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our ability to integrate acquired companies and businesses;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	the loss of key personnel; and

•	other factors discussed elsewhere in this report.

The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

We have incurred operating losses in the past and expect to incur operating losses in the future.

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of June 30, 2007, our accumulated deficit is approximately $30.8 million. Our recent operating losses were $8.3 million for the fiscal year ended March 31, 2007, $3.0 million for the fiscal year ended March 31, 2006, and $1.9 million for the fiscal year ended March 31, 2005. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between March 31, 2004 and June 30, 2007, the number of our full time equivalent employees increased from 68 to 276. We anticipate that additional growth will be required in order to increase our customer base and handle an increase in the volume of our business.

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

One of our business strategies is to selectively pursue the acquisition of companies that would either expand the functionality of our compensation management and talent management solutions or provide access to new customers or markets, or both. In August 2007, we acquired the assets of ITG, a leader in the competency model content business. In May 2007, we acquired ICR, a premier provider of specialty consumer goods and global technology compensation data and software. In April 2006, we acquired the assets of the eComp division of Aon Consulting, Inc. Additionally, we also may enter into business relationships with other organizations in order to expand our offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other organizations. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired organizations, technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from customers obtained through acquisitions than we do from existing customers. Additionally, to the extent we expand into new facilities, we may have difficulty maintaining uniform standards, controls, procedures and policies across locations. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

As of June 30, 2007, we had net operating loss carryforwards of approximately $17.9 million for federal tax purposes. These loss carryforwards expire at various dates through 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Being a public company has increased and will continue to increase our administrative costs.

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

See Item 4, “Controls and Procedures” in this report and Item 9A, “Controls and Procedures” in our Form 10-K for the year ended March 31, 2007 for a description of the significant deficiencies in our internal control over financial reporting identified by our independent registered public accounting firm and the status of our remediation efforts.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

A total of approximately 6.9 million shares of common stock may be sold in the public market by existing stockholders on or about August 17, 2007, subject to applicable volume and other limitations imposed under federal securities law. Sales of substantial amounts of our common stock in the public market on or after such date, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Reference is made to Item 1.01 of our Current Report on Form 8-K dated July 31, 2007 and Item 2.01 of our Current Report on Form 8-K dated August 9, 2007, which were previously filed with the Securities and Exchange Commission, regarding the issuance of common stock in connection with our acquisition of substantially all of the assets of ITG.

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option Plan and our 2004 Stock Option Plan (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	20,132	$0.223	—	—
May 1 – 31	2,128	$0.223	—	—
June 1 – 30	30,556	$0.223	—	—
Total	52,816	$0.223	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: August 14, 2007	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Chief Financial Officer
(Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Membership Interest Purchase Agreement dated as of May 15, 2007 by and among Salary.com, Inc., ICR Limited, L.C., Joseph Duggan and Roger Sturtevant Jr. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007 (SEC File No. 001-33312)).

2.2	Share Purchase Agreement dated as of May 15, 2007, by and among Salary.com, Inc., John Cunnell and Valerie Cunnell (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007 (SEC File No. 001-33312)).

2.3	Asset Purchase Agreement dated as of July 31, 2007 by and among Salary.com, Inc., ITG Competency Group, LLC and Douglas W. Crisman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2007 (SEC File No. 001-33312)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).