Form 10-Q
period 2007-09-30
SALARY. COM, INC.
filed 2007-11-14
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	16,401,159 shares
Class	Outstanding at November 9, 2007

SALARY.COM, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

SALARY.COM, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,444,222	$49,016,389
Accounts receivable, less allowance for doubtful accounts of $241,068 and $179,712, at September 30, 2007 and March 31, 2007, respectively	4,905,295	3,364,931
Prepaid expenses and other current assets	491,521	891,483
Deferred customer acquisition costs, current portion	784,993	870,224

Total current assets	45,626,031	54,143,027

Property, equipment and software, net	1,857,560	1,937,250
Intangible assets, net
Non-compete agreements, net	806,259	292,002
Customer relationships, net	4,426,192	96,000
Other intangible assets	158,742	35,630
Trademarks	290,000	—
Data acquisition costs, net	4,070,745	1,500,000

Total intangible assets, net	9,751,938	1,923,632
Goodwill	6,495,598	266,000
Deferred customer acquisition costs, less current portion	47,208	48,856
Restricted cash	300,000	—
Security deposits	421,520	341,708
Other assets	414,000	15,000

	19,287,824	4,532,446

Total assets	$64,913,855	$58,675,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,431,615	$607,782
Accrued compensation	1,548,058	1,898,529
Accrued expenses and other current liabilities	4,090,538	1,104,714
Subscription payable	564,203	693,638
Deferred revenue, current portion	17,217,217	15,506,966

Total current liabilities	24,851,631	19,811,629

Deferred revenue, less current portion	1,044,631	880,688
Other long-term liabilities	75,500	—

Total liabilities	25,971,762	20,692,317

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at September 30, 2007 and March 31, 2007, respectively; 13,864,721 issued and outstanding at September 30, 2007 and 13,315,580 outstanding at March 31, 2007	1,386	1,331
Additional paid-in capital	72,213,273	67,378,802
Accumulated other comprehensive loss	(992)	(666)
Accumulated deficit	(33,271,574)	(29,396,311)

Total stockholders’ equity	38,942,093	37,983,156

Total liabilities and stockholders’ equity	$64,913,855	$58,675,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue:
Subscription revenues	$7,780,813	$4,839,682	$14,539,311	$9,280,879
Advertising revenues	687,355	601,966	1,467,862	1,316,374

Total revenues	8,468,168	5,441,648	16,007,173	10,597,253
Cost of revenues (1)	1,883,402	1,122,026	3,505,713	2,173,574

Gross profit	6,584,766	4,319,622	12,501,460	8,423,679

Operating expenses:
Research and development (1)	1,226,889	898,451	2,109,159	1,626,108
Sales and marketing (1)	4,427,127	2,964,453	8,325,602	5,651,656
General and administrative (1)	3,619,653	1,553,190	6,546,791	3,001,045
Amortization of intangible assets	280,733	24,249	415,551	77,498

Total operating expenses	9,554,402	5,440,343	17,397,103	10,356,307

Loss from operations	(2,969,636)	(1,120,721)	(4,895,643)	(1,932,628)

Other income (expense):
Interest income	514,220	1,713	1,074,895	6,098
Interest expense	—	(27,292)	—	(51,559)
Other income (expense)	34,686	(300)	34,988	(2,200)

Total other income (expense)	548,906	(25,879)	1,109,883	(47,661)

Loss before provision for income taxes	(2,420,730)	(1,146,600)	(3,785,760)	(1,980,289)
Provision for income taxes	89,500	—	89,500	—

Net loss	(2,510,230)	(1,146,600)	(3,875,260)	(1,980,289)
Accretion of preferred stock	—	(128,997)	—	(257,996)

Net loss attributable to common stockholders	$(2,510,230)	$(1,275,597)	$(3,875,260)	$(2,238,285)

Net loss attributable to common stockholders per share—basic and diluted	$(0.18)	$(0.26)	$(0.29)	$(0.46)

Weighted average shares outstanding—basic and diluted	13,606,318	4,908,753	13,483,080	4,816,962

(1) Amounts include stock-based compensation expense, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Cost of revenues	$193,234	$26,983	$288,040	$55,278
Research and development	116,621	17,903	118,747	37,139
Sales and marketing	379,932	66,768	581,850	136,141
General and administrative	468,853	132,480	844,026	259,042

	$1,158,640	$244,134	$1,832,663	$487,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,875,260)	$(1,980,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	531,165	354,192
Amortization of intangible assets	450,419	77,498
Stock-based compensation	1,832,663	487,600
Legal settlement paid in common stock (Note 6)	237,000	—
Provision for doubtful accounts	31,356	50,449
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	(856,125)	(293,123)
Prepaid expenses and other current assets	408,663	(138,262)
Deferred customer acquisition costs	86,880	(161,727)
Security deposits	(79,813)	120,719
Other assets	15,000	—
Increase (decrease) in:
Accounts payable	823,834	567,838
Accrued expense and other current liabilities	1,718,462	(127,752)
Other long-term liabilities	75,500	—
Deferred revenue	1,706,336	1,611,985

Net cash provided by operating activities	3,106,080	569,128

Cash flows from investing activities:
Cash paid for acquisition of business	(11,978,586)	(367,500)
Cash paid for acquisition of data	(200,000)	—
Cash paid for other intangible assets	(22,725)	—
Increase in restricted cash	(300,000)	—
Purchases of property and equipment	(181,157)	(588,423)
Capitalization of software development costs	(234,430)	(93,156)

Net cash used in investing activities	(12,916,898)	(1,049,079)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	264,011	193
Repurchase of unvested exercised stock options	(25,035)	(7,404)
Proceeds from subscription receivable	—	256,499
Net proceeds from revolving line of credit	—	3,000,000

Net cash provided by financing activities	238,976	3,249,288

Effect of exchange rate changes on cash and cash equivalents	(325)	—

Net increase (decrease) in cash and cash equivalents	(9,572,167)	2,769,337
Cash and cash equivalents, beginning of period	49,016,389	1,813,715

Cash and cash equivalents, end of period	$39,444,222	$4,583,052

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$52,000

Supplemental disclosure of noncash operating activities:
Bonus paid in common stock	$1,896,000	$—

Supplemental disclosure of noncash investing activities:
Data acquisition costs accrued	$2,350,000	$—
Liabilities assumed on acquisition of business	$371,000	$120,000

Supplemental disclosure of noncash financing activities:
Accretion and dividends on redeemable preferred stock	$—	$257,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Salary.com (the “Company”) is a leading provider of on-demand compensation and talent management solutions helping businesses and individuals manage pay and performance. The Company provides companies of all sizes comprehensive on-demand software applications that are tightly integrated with its proprietary data sets to automate the essential elements of its customers’ compensation management processes. As a result, the Company’s solutions can significantly improve the effectiveness of its customers’ compensation spending. The Company enables employers of all sizes to replace or supplement inefficient and expensive traditional approaches to compensation management, including paper-based surveys, consultants, internally developed software applications and spreadsheets. The Company was incorporated in Delaware in 1999 and its principal operations are located in Waltham, Massachusetts. Since December of 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. The Company conducts its business primarily in the United States.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, acquisition accounting, income taxes, allowance for doubtful accounts, stock-based compensation and capitalization of software development costs eligible for capitalization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SDC China, Ltd., established December 18, 2006, Salary.com Securities Corporation, established March 26, 2007, and ICR Limited, L.C. and ICR International Ltd., acquired on May 15, 2007. All significant intercompany transactions and balances have been eliminated.

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash in money market accounts and overnight repurchase agreements. These investments are subject to minimal credit and market risks.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company reviews the carrying value of its goodwill by comparing the carrying value of the related business component to its estimated fair value. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business component. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. No circumstances arose during the six months ended September 30, 2007 which would indicate that the carrying value of goodwill has become impaired. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives or contract periods, as applicable.

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

Revenue Recognition

The Company derives its revenues from subscription fees and, to a lesser extent, through advertising on its website and syndication fees. Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for the Company’s on-demand software applications and data products and implementation services related to the Company’s subscription products, as well as syndication fees from the Company’s website partners and premium membership subscriptions sold primarily to individuals. To a lesser extent, subscription revenues also include fees for discrete professional services which are not bundled with the Company’s subscription products and revenue from the sale of the Company’s Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis. These discrete professional services

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

generally represent stand-alone compensation related to consulting and benchmarking of specific jobs. The Company follows the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in the Financial Statements”, as amended by No. 104, Revenue Recognition. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees from the customer is probable.

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

Revenues from the Company’s sales of job competency models and related implementation services may contain multiple service elements and deliverables. These elements include delivery of the job competency models, implementation services, consulting services and post contract customer support. The Company recognizes revenue for these transactions in accordance with EITF 00-21. Except for the post contract customer support services, the Company does not have objective and reliable evidence for the fair value of the deliverables in these types of transactions, primarily due to the variability of the sales price between different customers. Revenue from the sales of post contract customer support services is recognized ratably over the contract period upon delivery of the job competency models. The Company accounts for the job competency models, implementation services and consulting services as a single unit of accounting.

Discrete professional services represent a separate earnings process and revenue is recognized as services are performed. Professional services engagements are generally priced on a fixed-fee basis. Revenue under fixed-fee arrangements is recognized proportionally to the performance of the services utilizing milestones, if present in the arrangement, or at the completion of the project.

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

Allowance for Doubtful Accounts

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss

Comprehensive loss was as follows:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net loss attributable to common stockholders	$(2,510,230)	$(1,275,597)	$(3,875,260)	$(2,238,285)
Other comprehensive income (loss):
Currency translation adjustments	400	—	(325)	—

Other comprehensive income (loss):	400	—	(325)	—

Comprehensive loss	$(2,509,830)	$(1,275,597)	$(3,875,585)	$(2,238,285)

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	Six months ended September 30,
	2007	2006
Options to purchase common stock	1,751,847	624,444
Warrants to purchase common or preferred stock	86,044	108,666
Shares of common stock into which outstanding preferred stock is convertible	—	1,758,599
Restricted stock awards	788,391	—
Restricted shares (1)	1,669,227	3,254,111

Total options, warrants, restricted shares and preferred stock exercisable or convertible into common stock	4,295,509	5,745,820

(1)	Represents stock options that have been exercised, but unvested as of the reporting date.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3. ACQUISITION OF BUSINESSES

ITG Competency Group

On August 3, 2007 the Company acquired the assets of ITG Competency Group, LLC (“ITG”). ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, the Company has paid the owner of ITG $1.8 million in cash and newly issued shares of the Company’s common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. The total cost of the acquisition was approximately $2.5 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $0.6 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products developed by ITG will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations for the three months ended September 30, 2007 include the impact of this acquisition since August 3, 2007. The pro forma effects of this acquisition would not have been material to the current and prior interim periods.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete (amortization period 3 years)	$10,000
Customer relationships (amortization period 5 years)	1,240,000
Customer backlog (amortization period 3 years)	60,000
Job position data (amortization period 5 years)	310,000
Assets acquired	552,170
Assumed liabilities	(238,136)
Goodwill	614,314

Total purchase price	$2,548,348

ICR

On May 15, 2007, the Company acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd. (collectively, “ICR”), a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, the Company paid $10.3 million to the owners of ICR, of which $1 million has been placed in escrow for 12 months. The escrow fund will be available to compensate the Company for any losses the Company may incur as a result of any breach of the representations or warranties by the owners of ICR contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of ICR prior to the acquisition. The total cost of the acquisition, including legal fees of $20,000, was approximately $10.3 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $5.8 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products developed by ICR will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations for the six months ended September 30, 2007 include the impact of this acquisition since May 15, 2007.

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete (amortization period 3 years)	$620,000
Customer relationships (amortization period 5 years)	3,210,000
Compensation data (amortization period 3 years)	120,000
IPAS interface tool (amortization period 5 years)	110,000
Trademarks	290,000
Assets acquired	298,000
Assumed liabilities	(133,000)
Goodwill	5,765,284

Total purchase price	$10,280,284

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

4. INTANGIBLE ASSETS

Intangible assets as of September 30, 2007 and March 31, 2007, consist of the following:

	September 30, 2007			March 31, 2007
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Non-compete agreements (5 years)	$995,000	$188,741	$806,259	$365,000	$72,998	$292,002
Customer relationships (5 years)	4,750,000	323,808	4,426,192	120,000	24,000	96,000
Other intangible assets (5-18 years)	175,501	16,759	158,742	42,776	7,146	35,630
Trademarks (Indefinite)	290,000	—	290,000	—	—	—
Data acquisition costs (1-3 years)	4,096,000	25,255	4,070,745	1,500,000	—	1,500,000

	$10,306,501	$554,563	$9,751,938	$2,027,776	$104,144	$1,923,632

In September 2007, the Company entered into an agreement with a vendor to obtain additional data sets for $2,350,000. However, as of September 30, 2007, only $1,936,000 associated with the data sets that have been delivered as of September 30, 2007 have been reflected as an intangible asset above. The $414,000 associated with the data sets that have not been delivered as of September 30, 2007 has been recorded as an Other Asset on the consolidated balance sheet.

All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three and six months ended September 30, 2007 was approximately $309,000 and $450,000, respectively, of which $28,000 and $35,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs will begin once the acquired data is integrated into the related product and that product is available to our customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
2008	$1,377,736
2009	2,674,472
2010	2,593,472
2011	1,804,765
2012	1,045,472

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK-BASED COMPENSATION

Stock Options

Stock option activity, under all plans, during the six months ended September 30, 2007 was as follows:

	Six Months Ended September 30, 2007
	Restricted Shares (1)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning of period	—		1,941,103	$6.3465
Granted	—		43,340	10.8532
Exercised	1,669,227	$0.3380	(70,245)	1.9374
Canceled	—		(162,351)	6.2243

Outstanding—end of period	1,669,227	$0.3380	1,751,847	$6.9104

Exercisable—end of period			354,360

(1)	Represents stock options that have been exercised, but unvested as of the reporting date.

The weighted average grant date fair value of options granted during the six months ended September 30, 2007 was $6.089. There were no stock options granted in the six months ended September 30, 2006. The total intrinsic value of options exercised during the six months ended September 30, 2007 and 2006 was approximately $718,000 and $2,000, respectively.

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving Restricted Stock, which is then subject to vesting under the respective option’s vesting schedule. Restricted Stock is subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the Restricted Stock at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the Restricted Stock upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as “Subscription Payable.” Upon vesting of the restricted shares, the Subscription Payable is relieved and recorded in equity.

A summary of the Company’s unvested shares, included unvested stock options and shares of unvested restricted stock, as of September 30, 2007, and changes during the six months ended September 30, 2007, is presented below:

	APB 25			SFAS 123R			Total
	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount
Unvested Options and Restricted Shares outstanding at March 31, 2007	433,619	$0.449	$194,658	3,219,464	$3.688	$11,873,393	3,653,083	$3.304	$12,068,051
Granted	—	—	—	43,340	6.089	263,908	43,340	6.089	$263,908
Vested	(106,394)	0.356	(37,916)	(244,033)	1.404	(342,677)	(350,427)	1.086	$(380,593)
Canceled	(10,443)	0.378	(3,944)	(262,818)	3.202	(841,548)	(273,261)	3.094	$(845,492)

Unvested Options and Restricted Shares outstanding at September 30, 2007	316,782	$0.482	$152,798	2,755,953	$3.974	$10,953,076	3,072,735	$3.614	$11,105,874

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2007 and March 31, 2007, there were 1,669,227 and 1,991,585 shares of restricted stock outstanding, which resulted from the exercise of unvested stock options.

As of September 30, 2007, there was approximately $8.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s 2000, 2004 and 2007 Stock Option and Incentive Plans (relating to the effect of SFAS 123R and APB 25). That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the six months ended September 30, 2007 was approximately $1,734,000.

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

forfeiture rate estimate, the Company considered its historical experience, its growing employee base and the limited liquidity of its common stock. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The following table provides the assumptions used in determining the fair value of the share-based awards for the six months ended September 30, 2007. No stock options were granted during the six months ended September 30, 2006.

Six Months Ended September 30, 2007
Risk-Free Rate	4.51 - 4.96%
Expected Life	5 years
Expected Volatility	56.10 - 61.03%
Expected Dividend Yield	0%

Compensation expense related to SFAS 123R that is included in the statement of operations for the six months ended September 30, 2007 and 2006 amounted to approximately $1,734,000 and $377,000, respectively, and is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, forfeitures were recorded as they occurred.

Restricted Stock Awards

On January 12, 2007, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted stock options and restricted stock awards. The shares of restricted stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unamortized compensation cost was $8.5 million as of September 30, 2007. This cost is expected to be recognized over a weighted-average period of 1.9 years. The following table presents a summary of the restricted stock award activity for the six months ended September 30, 2007.

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2007	—
Awarded	946,849	$12.44
Vested	(148,563)	12.87
Canceled	(9,895)	12.77

Unvested balance at September 30, 2007	788,391	$12.35

The Company recorded approximately $636,000 of compensation expense related to restricted stock awards during the six months ended September 30, 2007.

Warrants

As of September 30, 2007, the Company had outstanding warrants to purchase 86,044 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

	Six Months Ended September 30, 2007
	Number of Warrants	Weighted Average Exercise Price
Outstanding—beginning of period	147,868	$2.148
Granted	—
Exercised	(61,824)	2.351
Canceled	—

Outstanding—end of period	86,044	$2.003

Exercisable—end of period	86,044	$2.003

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

Employment Agreements

Certain members of the Company’s management have employment agreements that provide for the continuation of salary and benefits, for a period of time, upon ceasing to be an employee as a result of either termination from or a change in ownership of the Company.

Litigation and Claims

On December 29, 2006, the Company commenced a declaratory judgment action in the Superior Court of Suffolk County, Massachusetts against a former independent consultant to the Company. The action related to a dispute between the Company and the former consultant over a contract which expired by its terms in November 2000. Pursuant to that contract, the former consultant was entitled to a success fee consisting of a right to purchase 33,600 shares of the Company’s common stock at a price of thirty-six cents per share. On August 23, 2007, the Company entered into a settlement agreement with the former consultant. Pursuant to the settlement agreement, the Company and the former consultant exchanged mutual releases and the Company agreed to dismiss the pending court action. As part of the settlement, the Company permitted the former consultant to exercise and sell his options to purchase 33,600 shares of Salary.com common stock and to forego the $12,000 exercise cost. The Company also paid the former consultant $250,000 and issued 18,000 shares of Salary.com common stock, valued at approximately $225,000, to an affiliate of the former consultant.

On February 1, 2007, Mercer (US) Inc. (formerly Mercer Human Resource Consulting, Inc.) (“Mercer”) filed a Complaint against the Company in the United States District Court for the Southern District of New York relating to, among other things, the Company’s use of Mercer’s products and data. The Company filed several counterclaims against Mercer in the New York action, and filed a separate action against Mercer in the United States District Court for the District of Massachusetts on May 15, 2007, relating to, among other things, Mercer’s use of the Company’s products and data. On September 27, 2007, the Company entered into a Settlement Agreement with Mercer under which the Company and Mercer settled all ongoing litigation and exchanged mutual releases. No payments were made by either party under the settlement agreement. Both the action filed by Mercer against the Company in New York and the action filed by the Company against Mercer in Massachusetts were dismissed. As part of the settlement agreement, Mercer confirmed that customers which have purchased compensation surveys from Mercer have the right to use the Company’s Survey Center product to load and manage their Mercer surveys, as well as other third party surveys.

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of April 1, 2007, the Company had $185,000 of unrecognized tax benefits (before consideration of any valuation allowance). This amount includes $185,000 of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of September 30, 2007, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

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

Introduction and Business Outlook

Salary.com is a leading provider of on-demand compensation and talent management solutions helping businesses and individuals manage pay and performance. We provide companies of all sizes comprehensive on-demand software applications that are tightly integrated with our proprietary data sets to automate the essential elements of our customers’ compensation management processes. As a result, our solutions can significantly improve the effectiveness of our customers’ compensation spending. We enable employers of all sizes to replace or supplement inefficient and expensive traditional approaches to compensation management, including the use of paper-based surveys, consultants, internally developed software applications and spreadsheets.

Our on-demand solutions, which incorporate market compensation intelligence from our proprietary data sets, enable companies to determine how much to pay new and existing employees and to manage overall compensation programs. Our data sets contain base, bonus and incentive pay data for positions held by more than 74% of U.S. employees and similar data for the top executives in over 10,000 U.S. public companies. Our flagship offering is CompAnalyst®, a suite of compensation management applications that integrates our data, third party survey data and a customer’s own pay data in a complete analytics offering. We also offer TalentManager®, an employee life-cycle performance management application that links employee pay to performance. We offer these solutions principally on an annual or multi-year subscription basis. In addition to our on-demand enterprise software offerings, we also provide a series of applications through our website, which allows us to deliver salary management comparison and analysis tools to individuals and small businesses on a cost-effective, real-time basis.

We were organized as a Delaware corporation in 1999. As of September 30, 2007, our enterprise subscriber base has grown to more than 2,500 companies who spend from $2,000 to more than $100,000 annually. We have achieved 26 consecutive quarters of revenue growth since April 2001. However, during that time, we have consistently incurred operating losses. During the three months ended September 30, 2007, we incurred an operating loss of $3.0 million compared to an operating loss of $1.9 million in the three months ended June 30, 2007. During the three months ended September 30, 2007, we achieved positive operating cash flows of $1.5 million compared to $1.6 million in the three months ended June 30, 2007. As of September 30, 2007, we had an accumulated deficit of $33.3 million.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. We maintain a website where copies of our reports filed with SEC may be accessed, as well as other information concerning our business, products and news releases. The address of our website is www.salary.com. Our website is included as a textual reference only and the information on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

Acquisition of Businesses

On August 3, 2007 we acquired the assets of ITG Competency Group, LLC, or ITG. ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, we have paid the owner of ITG $1.8 million in cash and newly issued shares of our common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock.

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

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended September 30, 2007 and 2006, subscription revenues accounted for 92% and 89%, respectively, of our total revenues and for the three months ended September 30, 2007 and 2006, advertising revenues accounted for 8% and 11%, respectively, of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of September 30, 2007, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new products and renewals), with payment due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Income Taxes. We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of September 30, 2007, we have a full valuation allowance against its deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN No. 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously unrecognized tax benefits and did not have an effect on our financial position or results of operations as we have a full valuation allowance against its deferred tax assets.

Software Development Costs. We capitalize certain internal software development costs under the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Beginning in fiscal year 2006, we have used the Black-Scholes option-pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Prior to the adoption of SFAS 123R, we had adopted SFAS 123, but in accordance with SFAS 123, we had elected not to apply fair value-based accounting for awards under our employee stock incentive plan through March 31, 2005. Instead, we measured compensation expense for our stock plans using the intrinsic value method prescribed by APB 25 and related interpretations and provided pro forma disclosures as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of SFAS 123.”

We estimate our expected volatility based on that of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data from our traded share price. Management believes that the historical volatility of our stock price does not best represent the expected volatility of the stock price. Until February 2007, we were a private company and therefore lack sufficient company-specific historical and implied volatility information. We intend to continue to consistently use the same group of publicly-traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of our share price becomes available or that the selected companies are no longer suitable for this purpose.

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

We recognized stock-based compensation pursuant to SFAS 123R in the amount of $1,148,000 and $1,734,000 in the three and six months ended September 30, 2007, respectively. As of September 30, 2007, we had $16.5 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Results of Operations

The following tables set forth selected statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Subscription Revenues	92%	89%	91%	88%
Advertising Revenues	8	11	9	12

Total Revenues	100	100	100	100
Cost of Revenues	22	21	22	21

Gross Profit	78	79	78	79
Operating Expenses:
Research and Development	15	17	13	15
Sales and Marketing	52	54	52	53
General and Administrative	43	28	41	28
Amortization of Intangible Assets	3	1	3	1

Total Operating Expenses	113	100	109	97
Loss from Operations	(35)	(21)	(31)	(18)
Other Income (Expense), Net	6	0	7	(1)

Net Loss	(29)%	(21)%	(24)%	(19)%

The following table sets forth our total revenue, deferred revenue and net cash provided by operating activities for each of the periods indicated.

	Three Months Ended September 30		Six Months Ended September 30
	2007	2006	2007	2006
Total revenue	$8,468,168	$5,441,648	$16,007,173	$10,597,253
Total deferred revenue at end of period	18,261,848	12,280,069	18,261,848	12,280,069

Net cash provided by operating activities	1,493,501	1,227,180	3,106,080	569,128

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Revenues. Revenues for the second quarter of fiscal 2008 were $8.5 million, an increase of $3.1 million, or 56%, compared to revenues of $5.4 million for the second quarter of fiscal 2007. Subscription revenues were $7.8 million for the second quarter of fiscal 2008, an increase of $3.0 million, or 61%, compared to subscription revenues of $4.8 million for the second quarter of fiscal 2007. The growth in subscription revenues was due principally to an increase of $1.1 million in renewal revenues from existing subscription customers, an increase of $0.9 million in revenues from new subscription customers and an increase of $0.6 million in revenues from additional products sold to existing customers in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. A contributing factor in the increase in total revenues was the result of our hiring of additional sales personnel focused on retaining existing customers, adding new customers and selling additional products to existing customers. Advertising revenues were $687,000 for the second quarter of fiscal 2008, an increase of $85,000, or 14%, compared to advertising revenues of $602,000 for the second quarter of fiscal 2007. The growth in advertising revenues was primarily due to increased advertising volume. Total deferred revenue as of September 30, 2007 was $18.3 million, representing an increase of $6.0 million, or 49%, compared to total deferred revenue of $12.3 million as of September 30, 2006.

Cost of Revenues. Cost of revenues for the second quarter of fiscal 2008 was $1.9 million, an increase of $0.8 million, or 68%, compared to cost of revenues of $1.1 million for the second quarter of fiscal 2007. The increase in cost of revenues was primarily due to a $0.5 million increase in payroll and benefit related costs due to the addition of 8 personnel for our compensation and professional service teams in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, a $0.2 million increase in stock-based compensation expense as well as $0.1 million of additional costs associated with our CompAnalyst Executive Product due to the new SEC proxy rules, which were not in effect during the second quarter of fiscal 2007. As a percent of total revenues, cost of revenues increased to 22% in the second quarter of fiscal 2008 compared to 21% in the second quarter of fiscal 2007. The increase was primarily the result of an increase in the number of professional service personnel in order to provide implementation services to our increasing number of customers.

Research and Development Expenses. Research and development expenses for the second quarter of fiscal 2008 were $1.2 million, an increase of $0.3 million, or 37%, compared to research and development expenses of $0.9 million for the second quarter of fiscal 2007. The increase in research and development expenses was primarily due to a $0.3 million increase in expenses related to our subsidiary in Shanghai, China, which was established in December 2006 and is engaged primarily in research and development activities. Research and development expenses decreased to 15% of total revenues in the second quarter of fiscal 2008 compared to 17% of total revenues in the second quarter of fiscal 2007 due to the fact that our revenue growth outpaced our increasing investment in research and development. Our research and development headcount increased by 61 employees in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 as we hired additional personnel to upgrade and expand our on-demand software product suite.

Sales and Marketing Expenses. Sales and marketing expenses for the second quarter of fiscal 2008 were $4.4 million, an increase of $1.4 million, or 49%, compared to sales and marketing expenses of $3.0 million for the second quarter of fiscal 2007. The increase was primarily due to a $1.0 million increase in payroll and benefit related costs due to the addition of 37 sales and marketing personnel in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, a $0.2 million increase in sales commissions as a result of increased sales, and a $0.3 million increase in stock-based compensation expense which were offset by a slight decrease in certain marketing related expenses. Sales and marketing expenses decreased to 52% of total revenues in the second quarter of fiscal 2008 compared to 54% of total revenues in the second quarter of fiscal 2007. Our sales and marketing headcount increased as we hired additional personnel to focus on adding new customers and increasing revenues from existing customers.

General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal 2008 were $3.6 million, an increase of $2.0 million, or 133%, compared to general and administrative expenses of $1.6 million for the second quarter of fiscal 2007. The increase in general and administrative expenses was primarily due to an increase of $0.3 million in stock-based compensation expense, $0.4 million increase in payroll and benefit related costs due to the addition of 9 information technology, accounting and legal employees, a $0.6 million increase in legal expenses consisting mostly of the settlement of the litigation with a former consultant to the Company and a $0.2 million increase in accounting expenses related to our Sarbanes-Oxley compliance efforts. General and administrative expenses increased to 43% of total revenues in the second quarter of fiscal 2008 compared to 28% in the second quarter of fiscal 2007.

Amortization of Intangible Assets. Amortization of intangible assets for the second quarter of fiscal 2008 was $281,000 compared to $24,000 in the second quarter of fiscal 2007. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ICR in May 2007 and ITG in August 2007.

Interest Income. Interest income for the second quarter of fiscal 2008 was $514,000 compared to $2,000 in the second quarter of fiscal 2007. The increase in interest income was due to interest earned on higher invested cash balances resulting from the proceeds from our initial public offering in February 2007.

Six Months Ended September 30, 2007 compared to Six Months Ended September 30, 2006

Revenues. Revenues for the six months ended September 30, 2007 were $16.0 million, an increase of $5.4 million, or 51%, compared to revenues of $10.6 million for the year earlier period. Subscription revenues were $14.5 million for the six months ended September 30, 2007, an increase of $5.2 million, or 57%, compared to subscription revenues of $9.3 million for the year earlier period. The growth in subscription revenues was due principally to an increase of $1.9 million in renewal revenues from existing subscription customers, an increase of $1.7 million in revenues from new subscription customers and an increase of $1.1 million in revenues from additional products sold to existing customers in the six months ended September 30, 2007 compared to the year earlier period. A contributing factor in the increase in total revenues was the result of our hiring of additional sales personnel focused on retaining existing customers, adding new customers and selling additional products to existing customers. Advertising revenues were $1.5 million for the six months ended September 30, 2007, an increase of $0.2 million, or 12%, compared to advertising revenues of $1.3 million for the year earlier period. The growth in advertising revenues was primarily due to increased advertising volume.

Cost of Revenues. Cost of revenues for the six months ended September 30, 2007 was $3.5 million, an increase of $1.3 million, or 61%, compared to cost of revenues of $2.2 million for the year earlier period. The increase in cost of revenues was primarily due to a $0.8 million increase in payroll and benefit related costs due to the addition of 8 personnel for our compensation and professional service teams in the six months ended September 30, 2007 compared to the year earlier period, a $0.2 million increase in stock-based compensation expense as well as $0.3 million of additional costs associated with sales of our CompAnalyst Executive Product due to the new SEC proxy rules, which were not in effect during the six months ended September 30, 2006. As a percent of total revenues, cost of revenues increased to 22% in the six months ended September 30, 2007 compared to 21% in the year earlier period. The increase was primarily the result of an increase in the number of professional service personnel in order to provide implementation services to our increasing number of customers.

Research and Development Expenses. Research and development expenses for the six months ended September 30, 2007 were $2.1 million, an increase of $0.5 million, or 30%, compared to research and development expenses of $1.6 million for the year earlier period. The increase in research and development expenses was primarily due to a $0.5 million increase in expenses related to our subsidiary in Shanghai, China, which was established in December 2006 and is engaged primarily in research and development activities. Research and development expenses decreased to 13% of total revenues in the six months ended September 30, 2007 compared to 15% of total revenues in the year earlier period due to the fact that our revenue growth outpaced our increasing investment in research and development. Our research and development headcount increased by 61 employees in the six months ended September 30, 2007 compared to the year earlier period as we hired additional personnel to upgrade and expand our on-demand software product suite.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended September 30, 2007 were $8.3 million, an increase of $2.6 million, or 47%, compared to sales and marketing expenses of $5.7 million for the year earlier period. The increase was primarily due to a $1.7 million increase in payroll and benefit related costs due to the addition of 37 sales and marketing personnel in the six months ended September 30, 2007 compared to the year earlier period, a $0.4 million increase in sales commissions as a result of increased sales, and a $0.4 million increase in stock-based compensation expense. Sales and marketing expenses decreased to 52% of total revenues in the six months ended September 30, 2007 compared to 53% in the year earlier period. Our sales and marketing headcount increased as we hired additional personnel to focus on adding new customers and increasing revenues from existing customers.

General and Administrative Expenses. General and administrative expenses for the six months ended September 30, 2007 were $6.5 million, an increase of $3.5 million, or 118%, compared to general and administrative expenses of $3.0 million for the year earlier period. The increase in general and administrative expenses was due to an increase of $0.6 increase in stock-based compensation expense, $1.1 million increase in payroll, benefit and other employee related costs due to the addition of 9 information technology, accounting and legal employees, a $0.8 million increase in legal expenses consisting mostly of the settlement of the litigation with one of our former consultants, a $0.5 million increase in accounting related expenses due to our Sarbanes-Oxley compliance efforts as well as increased audit fees. General and administrative expenses were 41% of total revenues in the six months ended September 30, 2007 compared to 28% in the year earlier period.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended September 30, 2007 was $416,000 compared to $77,000 in the year earlier period. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ICR in May 2007 and ITG in August 2007.

Interest Income. Interest income for the six months ended September 30, 2007 was $1,075,000 compared to $6,000 in the year earlier period. The increase in interest income was due to interest earned on higher invested cash balances resulting from the proceeds from our initial public offering in February 2007.

Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity were cash and cash equivalents totaling $39.4 million and accounts receivable, net of allowance for doubtful accounts of $4.9 million, compared to cash and cash equivalents of $49.0 million and accounts receivable, net of allowance for doubtful accounts of $3.4 million, at March 31, 2007. Our working capital as of September 30, 2007 was $20.8 million compared to working capital of $34.3 million as of March 31, 2007.

Cash provided by operating activities for the six months ended September 30, 2007 was $3.1 million. This amount resulted from a net loss of $3.9 million, adjusted for net non-cash charges of $3.1 million and a $3.9 million net increase in working capital accounts. Non-cash items primarily consisted of $0.5 million of depreciation and amortization of property, equipment and software, $0.5 million of amortization of intangible assets, $1.8 million of stock-based compensation, and $0.2 million from a legal settlement paid in common stock. The net increase in working capital of $2.0 million was primarily comprised of increases in accounts receivable of $0.9 million, accounts payable of $0.8 million, accrued expenses and other current liabilities of $1.7 million and deferred revenue of $1.7 million, offset by a decrease in prepaid expense of $0.4 million. The increase in accounts receivable is primarily due to an overall increase in invoicing during the six months ended September 30, 2007 compared to the prior year. The decrease in prepaid expenses and other current assets is due to the pro rata expensing of prepaid insurance expense during the six months ended September 30, 2007. The increase in accounts payable is due primarily to our continued growth in the six months ended September 30, 2007. The increase in accrued expenses is primarily due to an increase in accrued compensation. The increase in deferred revenue is primarily due to increased invoicing less revenue recognition from our subscription customers in the six months ended September. The growth in the invoiced amounts was primarily due to sales to new customers, increased sales to existing customers, the introduction of new products, and the enhancement of existing products. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to accounts receivable and deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months.

Cash used in investing activities was $12.9 million and consisted primarily of an aggregate of $12.0 million paid for the acquisition of ICR in May 2007 and ITG in August 2007, net of cash acquired of $0.1 million, $0.2 million paid for the acquisition of data underlying certain of our products, an increase in restricted cash of $0.3 million, $0.2 million paid for purchases of property and equipment for new offices, network infrastructure and computer equipment to support our growth in employee headcount and $0.2 million of payments capitalized for the payment of software development costs. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash provided by financing activities was $239,000, which consisted primarily of $264,000 received from the exercise of common stock options, offset slightly by $25,000 in payments made to buy back unvested common stock related to the early exercise of employee stock options.

In August 2006, we entered into a $5,000,000 credit facility with Silicon Valley Bank. The line, which expires in August 2008, provides for a term loan up to $1,000,000 and a $4,000,000 revolving working capital line of credit. Borrowings on the term loan bear interest at the bank’s prime rate plus 1.00% and interest is payable on a monthly basis. Borrowings on the revolving line bear interest at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of our assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the undrawn balance. As of September 30, 2007, there were no outstanding borrowings under this credit facility.

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

On June 27, 2007, we entered into a master equipment lease agreement with a maximum commitment of $300,000. The lease term begins on September 1, 2007 and runs for a term of 36 months. On August 13, 2007, we increased the maximum commitment of the lease agreement to $600,000. As of September 30, 2007, we had leased approximately $381,000 of equipment under the terms of this agreement. On September 13, 2007, we entered into an additional lease commitment with the same lender with a maximum commitment of $350,000.

On August 3, 2007 we acquired the assets of ITG. ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, we have paid the owner of ITG $1.8 million in cash and newly issued shares of our common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock.

In September 2007, we entered into an agreement with a vendor to obtain additional data sets for $2.35 million, which was paid in full in October 2007.

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

Other than the increase in the maximum commitment under our master equipment lease to $600,000 and the additional lease commitment of $350,000, as discussed above, there have been no material changes to our contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Remediation of Prior Year Significant Deficiencies

In connection with the audit of our financial statements as of and for the year ended March 31, 2006, our independent registered public accounting firm identified three material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed in greater detail in our Annual Report on Form 10-K for the year ended March 31, 2007, as a result of the remediation efforts during fiscal 2007, the three material weaknesses were classified as significant deficiencies. The status of the remediation of each is as follows:

•	Errors were detected in the calculation of stock compensation expense relating to the adoption of SFAS 123R “Share Based Payments.”

We have hired personnel resources with knowledge and experience dealing with SFAS 123R including outside consultants with expertise in GAAP, including SFAS 123R. Furthermore, we have instituted a control in which the work performed by outside consultants is reviewed by the Director of Accounting and Financial Reporting and/or the Director of Finance for reasonableness and consistency. However this deficiency will not be completely remediated until we have implemented a new software system and related controls to track stock option activity and calculate stock compensation expense in accordance with SFAS 123R. During the fiscal year ended March 31, 2007, we began the implementation of new on-demand stock option management software. This automated software will significantly reduce the potential for errors inherent in a spreadsheet based process. Although the implementation of this system began in fiscal year 2007, it has not been completed as of the date of this report. We continue our remediation efforts in this area in fiscal 2008.

•

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

Prior to this quarter we had the appropriate personnel who are knowledgeable and experienced with regard to the recording and reporting of sophisticated debt and equity financing transactions and we did not enter into any high dollar value equity and debt financing transactions during the first quarter of fiscal 2008. Subsequent to September 30, 2007, but prior to the date of this report, we have implemented a formal policy and procedures for the recording and reporting of these types of transactions.

While we expect to complete the remediation of the significant deficiencies above, we cannot assure you that we will be able to do so, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes to Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during our second quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed above.

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

On December 29, 2006, we commenced a declaratory judgment action in the Superior Court of Suffolk County, Massachusetts against one of our former independent consultants. The action related to a dispute between us and the former consultant over a contract which expired by its terms in November 2000. Pursuant to that contract, the former consultant was entitled to a success fee consisting of a right to purchase 33,600 shares of our common stock at a price of thirty-six cents per share. On August 23, 2007, we entered into a settlement agreement with the former consultant. Pursuant to the settlement agreement, we and the former consultant exchanged mutual releases and we agreed to dismiss the pending court action. As part of the settlement, we permitted the former consultant to exercise and sell his options to purchase 33,600 shares of Salary.com common stock and to forego the $12,000 exercise cost. We also paid the former consultant $250,000 and issued 18,000 shares of Salary.com common stock, valued at approximately $225,000, to an affiliate of the former consultant.

On February 1, 2007, Mercer (US) Inc. (formerly Mercer Human Resource Consulting, Inc.) (“Mercer”) filed a Complaint against us in the United States District Court for the Southern District of New York relating to, among other things, our use of Mercer’s products and data. We filed several counterclaims against Mercer in the New York action, and filed a separate action against Mercer in the United States District Court for the District of Massachusetts on May 15, 2007, relating to, among other things, Mercer’s use of our products and data. On September 27, 2007, we entered into a Settlement Agreement with Mercer under which we and Mercer settled all ongoing litigation and exchanged mutual releases. No payments were made by either party under the settlement agreement. Both the action filed by Mercer against us in New York and the action filed by us against Mercer in Massachusetts were dismissed. As part of the settlement agreement, Mercer confirmed that customers which have purchased compensation surveys from Mercer have the right to use our Survey Center® product to load and manage their Mercer surveys, as well as other third party surveys.

We are not currently subject to any other material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

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

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of September 30, 2007, our accumulated deficit is approximately $33.3 million. Our recent operating losses were $8.3 million for the fiscal year ended March 31, 2007, $3.0 million for the fiscal year ended March 31, 2006, and $1.9 million for the fiscal year ended March 31, 2005. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between March 31, 2004 and September 30, 2007, the number of our full time equivalent employees increased from 76 to 307. We anticipate that additional growth will be required in order to increase our customer base and handle an increase in the volume of our business.

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

As of September 30, 2007, we had net operating loss carryforwards of approximately $20.6 million for federal tax purposes. These loss carryforwards expire at various dates through 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Beginning with our Annual Report for the year ending March 31, 2008, Section 404 of Sarbanes-Oxley requires us to include an internal control report with our annual report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on its evaluation of the operating effectiveness of our internal control over financial reporting. The significant deficiencies and any other deficiencies in internal control that we currently have identified and that we may identify in the future will need to be addressed as part of the evaluation of our internal control over financial reporting and may impair our ability to comply with Section 404. If we are not able to successfully implement internal control over financial reporting, we may not be able to accurately and timely report on our financial position, results of operations or cash flows, which could adversely affect our business and investor confidence in us.

See Item 4, “Controls and Procedures” in this report and Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2007 for a description of the significant deficiencies in our internal control over financial reporting identified by our independent registered public accounting firm and the status of our remediation efforts.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2007, we issued 61,824 shares of our common stock upon the exercise of outstanding warrants to purchase common stock (“Warrants”) at a weighted average exercise price of $2.35 per share. The foregoing warrant exercise was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) under that act, as a transaction by an issuer not involving a public offering.

Reference is made to Item 1.01 of our Current Report on Form 8-K dated July 31, 2007 and Item 2.01 of our Current Report on Form 8-K dated August 9, 2007, which were previously filed with the Securities and Exchange Commission, regarding the issuance of common stock in connection with our acquisition of substantially all of the assets of ITG.

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option and Incentive Plan and our 2004 Stock Option and Incentive Plan (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so.

The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended September 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	12,283	$0.223	—	—

August 1 – 31	39,701	$0.223	—	—

September 1 – 30	4,097	$0.223	—	—

Total	56,081	$0.223	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on June 7, 2007. Each of the matters was approved by the requisite vote.

(a) The following individuals were re-elected to the Board of Director for three-year terms as Class I directors:

Name	Votes For	Votes Withheld
John F. Gregg	10,953,653	234,391
Terry Temescu	10,946,093	241,951
Yong Zhang	10,891,002	297,042

(b) To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending March 31, 2008:

Votes For	11,103,463
Votes Against	82,088
Votes Abstain	2,492

ITEM 6—EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: November 14, 2007	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Chief Financial Officer (Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).