Form 10-Q
period 2007-12-31
SALARY. COM, INC.
filed 2008-02-14
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐     Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	15,534,591 shares
Class	Outstanding at February 8, 2008

SALARY.COM, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements:

SALARY.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,610,193	$49,016,389
Accounts receivable, less allowance for doubtful accounts of $285,688 and $179,712, at December 31, 2007 and March 31, 2007, respectively	5,722,287	3,364,931
Prepaid expenses and other current assets	483,564	891,483
Deferred customer acquisition costs, current portion	817,795	870,224

Total current assets	42,633,839	54,143,027

Property, equipment and software, net	1,678,370	1,937,250
Intangible assets, net:
Non-compete agreements	1,329,627	292,002
Customer relationships	4,441,886	96,000
Other intangible assets	162,821	35,630
Trademarks and tradenames	460,000	—
Data acquisition costs	3,894,767	1,500,000

Total intangible assets, net	10,289,101	1,923,632
Goodwill	9,383,044	266,000
Deferred customer acquisition costs, less current portion	63,708	48,856
Restricted cash	731,323	—
Security deposits	424,459	341,708
Other assets	414,000	15,000

	22,984,005	4,532,446

Total assets	$65,617,844	$58,675,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$839,938	$607,782
Accrued compensation	2,489,012	1,898,529
Accrued expenses and other current liabilities	2,973,905	1,104,714
Subscription payable	435,319	693,638
Deferred revenue, current portion	19,399,718	15,506,966

Total current liabilities	26,137,892	19,811,629

Deferred revenue, less current portion	1,509,137	880,688
Other long-term liabilities	118,900	—

Total liabilities	27,765,929	20,692,317

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at December 31, 2007 and March 31, 2007, respectively; 14,103,002 issued and outstanding at December 31, 2007 and 13,315,580 outstanding at March 31, 2007	1,410	1,331
Additional paid-in capital	74,210,222	67,378,802
Accumulated other comprehensive loss	(3,903)	(666)
Accumulated deficit	(36,355,814)	(29,396,311)

Total stockholders’ equity	37,851,915	37,983,156

Total liabilities and stockholders’ equity	$65,617,844	$58,675,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue:
Subscription revenues	$8,505,001	$5,483,659	$23,044,314	$14,764,539
Advertising revenues	681,237	553,898	2,149,100	1,870,272

Total revenues	9,186,238	6,037,557	25,193,414	16,634,811
Cost of revenues (1)	2,207,843	1,483,719	5,713,555	3,657,293

Gross profit	6,978,395	4,553,838	19,479,859	12,977,518

Operating expenses:
Research and development (1)	1,368,336	1,181,066	3,477,498	2,807,174
Sales and marketing (1)	5,242,386	3,396,088	13,567,991	9,047,745
General and administrative (1)	3,597,532	1,973,933	10,144,327	4,974,978
Amortization of intangible assets	320,938	24,250	736,489	101,748

Total operating expenses	10,529,192	6,575,337	27,926,305	16,931,645

Loss from operations	(3,550,797)	(2,021,499)	(8,446,446)	(3,954,127)

Other income (expense):
Interest income	494,868	348	1,569,763	6,446
Interest expense	—	(26,080)	—	(77,639)
Other income (expense)	21,086	(114)	56,079	(2,314)

Total other income (expense)	515,954	(25,846)	1,625,842	(73,507)

Loss before provision for income taxes	(3,034,843)	(2,047,345)	(6,820,604)	(4,027,634)
Provision for income taxes	49,400	—	138,900	—

Net loss	(3,084,243)	(2,047,345)	(6,959,504)	(4,027,634)
Accretion of preferred stock	—	(128,999)	—	(386,998)

Net loss attributable to common stockholders	$(3,084,243)	$(2,176,344)	$(6,959,504)	$(4,414,632)

Net loss attributable to common stockholders per share—basic and diluted	$(0.22)	$(0.43)	$(0.51)	$(0.90)

Weighted average shares outstanding—basic and diluted	13,975,690	5,112,639	13,647,881	4,915,880

(1) Amounts include stock-based compensation expense, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Cost of revenues	$224,549	$177,752	$512,589	$233,030
Research and development	138,821	169,434	257,568	206,573
Sales and marketing	691,648	377,434	1,273,498	513,575
General and administrative	588,132	274,438	1,432,159	533,480

	$1,643,150	$999,058	$3,475,814	$1,486,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,959,504)	$(4,027,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	809,235	555,791
Amortization of intangible assets	1,043,437	101,748
Stock-based compensation	3,475,814	1,486,658
Legal settlement paid in common stock (Note 6)	237,000	—
Provision for doubtful accounts	75,975	9,926
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	(1,229,813)	(2,787,194)
Prepaid expenses and other current assets	416,620	(195,156)
Deferred customer acquisition costs	37,577	(393,677)
Security deposits	(82,751)	84,663
Other assets	15,000	—
Increase in:
Accounts payable	232,156	1,472,920
Accrued expense and other current liabilities	2,869,414	966,281
Other long-term liabilities	118,900	—
Deferred revenue	4,353,343	4,702,691

Net cash provided by operating activities	5,412,403	1,977,017

Cash flows from investing activities:
Cash paid for acquisition of businesses	(15,666,510)	(660,000)
Cash paid for acquisition of data	(2,350,000)	(1,500,000)
Cash paid for other intangible assets	(32,906)	—
Increase in restricted cash	(731,323)	—
Purchases of property and equipment	(216,106)	(948,110)
Capitalization of software development costs	(282,513)	(124,147)

Net cash used in investing activities	(19,279,358)	(3,232,257)

Cash flows from financing activities:
Repayments of revolving line of credit, related party	—	(800,000)
Proceeds from the issuance of common stock	495,719	22,649
Repurchase of unvested exercised stock options	(31,724)	(18,562)
Proceeds from subscription payable	—	369,133
Proceeds from subscription receivable	—	262,553
Net proceeds from revolving line of credit and term loan	—	4,327,778
Stock issuance costs	—	(1,899,825)

Net cash provided by financing activities	463,995	2,263,726

Effect of exchange rate changes on cash and cash equivalents	(3,236)	—

Net increase (decrease) in cash and cash equivalents	(13,406,196)	1,008,486
Cash and cash equivalents, beginning of period	49,016,389	1,813,715

Cash and cash equivalents, end of period	$35,610,193	$2,822,201

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$69,996

Supplemental disclosure of noncash operating activities:
Bonus paid in common stock	$1,896,000	$—

Supplemental disclosure of noncash investing activities:
Liabilities assumed on acquisition of business	$402,000	$120,000

Supplemental disclosure of noncash financing activities:
Accretion and dividends on redeemable preferred stock	$—	$386,998

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company reviews the carrying value of its goodwill by comparing the carrying value of the related business component to its estimated fair value. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business component. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. No circumstances arose during the nine months ended December 31, 2007 which would indicate that the carrying value of goodwill has become impaired. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives or contract periods, as applicable.

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

intended and technical feasibility has been determined. These costs are amortized using the straight-line method over the estimated useful life of the software, which is generally three years. All other development costs are expensed as incurred.

Revenue Recognition

The Company derives its revenues from subscription fees and, to a lesser extent, through advertising on its website and syndication fees. Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for the Company’s on-demand software applications and data products and implementation services related to the Company’s subscription products, as well as syndication fees from the Company’s website partners and premium membership subscriptions sold primarily to individuals. To a lesser extent, subscription revenues also include fees for discrete professional services which are not bundled with the Company’s subscription products, revenues from sales of job competency models and related implementation and consulting services and revenue from the sale of the Company’s Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis. These discrete professional services generally represent stand-alone compensation related to consulting and benchmarking of specific jobs. The Company follows the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in the Financial Statements”, as amended by No. 104, Revenue Recognition. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees from the customer is probable.

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

Subscription agreements that are related to the Company’s TalentManager suite of products may contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software and often specify initial services including configuration and training. Except when the Company becomes the subject of a bankruptcy proceeding which is not dismissed within 60 days of filing or the Company makes an assignment for the benefit of its creditors, these particular subscription agreements do not provide customers the right to take possession of the software at any time. In May 2003, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 was issued to address how companies should determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance in EITF 00-21, the Company determined that it does not have objective and reliable evidence for the fair value of the TalentManager subscription fees after delivery of specified initial services, consisting of configuration and training. The Company cannot establish the fair value of the TalentManager subscription element of the contract due to the variability of the sales price between different customers for the subscription element of the contract. Furthermore, the initial services do not have stand-alone value to the customer without being bundled with the subscription element of the contract because the Company does not sell the initial services separately and because such services are not provided by a third party. The Company therefore accounts for these subscriptions arrangements and its related service fees as a single unit of accounting.

Revenues from the Company’s sales of job competency models and related implementation services may contain multiple service elements and deliverables. These elements include delivery of the job competency models, implementation services, consulting services and post contract customer support. The Company recognizes revenue for these transactions in accordance with EITF 00-21. Except for the post contract customer support services, the Company does not have objective and reliable evidence for the fair value of the deliverables in these types of transactions, primarily due to the variability of the sales price between different customers. Revenue from the sales of post contract customer support services is recognized ratably over the contract period, generally one year, upon delivery of the job competency models. The Company accounts for the job competency models, implementation services and consulting services as a single unit of accounting.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123-revised, “Share-Based Payment” (“SFAS 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements over the vesting period and that such expense be measured at the fair value of the award.

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

The following table provides the assumptions used in determining the fair value of the share-based awards for the nine months ended December 31, 2007 and 2006.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006
Risk-Free Rate	4.51 - 4.96%	4.45 - 4.61%
Expected Life	5 years	5 years
Expected Volatility	56.10 - 61.03%	63.94 - 65.00%
Expected Dividend Yield	0%	0%

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

Comprehensive Loss

Comprehensive loss was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Net loss attributable to common stockholders	$(3,084,243)	$(2,176,344)	$(6,959,504)	$(4,414,632)
Other comprehensive loss:
Currency translation adjustments	(2,911)	—	(3,236)	—

Other comprehensive loss:	(2,911)	—	(3,236)	—

Comprehensive loss	$(3,087,154)	$(2,176,344)	$(6,962,740)	$(4,414,632)

Income Taxes

For the nine months ended December 31, 2007 and 2006, the Company recorded a provision for income taxes of $138,900 and $0, respectively. The provision for income taxes in the nine months ended December 31, 2007 consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill from the Company’s business acquisitions.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	Nine months ended December 31,
	2007	2006
Options to purchase common stock	1,696,703	1,282,131
Warrants to purchase common or preferred stock	56,985	153,666
Shares of common stock into which outstanding preferred stock is convertible	—	1,758,599
Restricted stock awards	947,906	—
Restricted shares (1)	1,511,843	3,060,497

Total options, warrants, restricted shares and preferred stock exercisable or convertible into common stock	4,213,437	6,254,893

(1)	Represents stock options that have been exercised, but unvested as of the reporting date. As such, the related common stock is legally issued and outstanding. Per FAS 128, “Earnings per Share,” these shares will not be considered outstanding for accounting purposes until the contingency related to vesting has been resolved through the rendering of the required service or the shares are cancelled upon termination of the respective employee.

If the outstanding options, warrants and preferred stock were exercised or converted into common stock or the restricted stock awards were to vest, the result would be anti-dilutive. Therefore, basic and diluted net loss attributable to common stockholders per share is the same for all periods presented in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”), which improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The provisions of SFAS 141R are effective for which the acquisition date is on or after the beginning of the first annual reporting

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

period beginning on or after December 15, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether it will elect the option provided for in SFAS 159, and whether the adoption will have an impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

3. ACQUISITION OF BUSINESSES

Schoonover Associates

On December 21, 2007, the Company acquired the assets of Schoonover Associates, Inc. (“Schoonover”). Schoonover is a provider of competency management data and consulting services with over 20 years of experience helping clients maximize their human capital. Under the terms of the agreement, the Company has paid the owner of Schoonover $3.7 million in cash of which $0.2 million reflects payments made by the company in connection with a pre-existing license agreement by and between the parties. In addition, the Company will pay another $0.2 million in cash during the fourth quarter of fiscal 2008 pursuant to the terms of the aforementioned license agreement and another $0.5 million of cash will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate the Company for any losses the Company may incur as a result of any breach of the representations or warranties by Schoonover or its founder, Dr. Stephen C. Schoonover, contained in the purchase agreement, and certain liabilities arising out of the ownership or operation of Schoonover prior to the acquisition. Schoonover will also be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years beginning on April 1, 2008. The additional consideration, if earned, consists of cash payments of a maximum of $100,000 per year for 5 years and 112,646 newly issued shares of common stock valued at $1.5 million which are eligible to vest ratably over such five-year period. The total cost of the acquisition was approximately $4.4 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $2.6 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by Schoonover will be complementary to our existing competency business and on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 21, 2007. The pro forma effects of this acquisition would not have been material to the current and prior interim periods and therefore, were not presented.

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amount
Non-compete agreement (amortization period 3 years)	$600,000
Customer relationships (amortization period 5 years)	250,000
Customer backlog (amortization period 2 months)	10,000
Competency data	290,000
Trade name	170,000
Assets acquired, primarily accounts receivable	488,000
Assumed liabilities	(30,000)
Goodwill	2,610,000

Total purchase price	$4,388,000

ITG Competency Group

On August 3, 2007, the Company acquired the assets of ITG Competency Group, LLC (“ITG”). ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, the Company has paid the owner of ITG $1.8 million in cash and newly issued shares of the Company’s common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of December 31, 2007, approximately $297,000 of the additional consideration has been earned and recorded as goodwill. The total cost of the acquisition was approximately $2.7 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $0.7 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition and the value of the contingent consideration earned as of December 31, 2007. Goodwill from the acquisition resulted from the Company’s belief that the products developed by ITG will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since August 3, 2007.

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete agreement (amortization period 3 years)	$10,000
Customer relationships (amortization period 5 years)	1,240,000
Customer backlog (amortization period 3 years)	60,000
Job position data (amortization period 5 years)	310,000
Assets acquired, primarily accounts receivable	552,170
Assumed liabilities	(238,136)
Goodwill	744,953

Total purchase price	$2,678,987

ICR

On May 15, 2007, the Company acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd. (collectively, “ICR”), a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the purchase agreements, the Company paid $10.3 million to the owners of ICR, of which $1.0 million has been placed in escrow for 12 months. The escrow fund will be available to compensate the Company for any losses the Company may incur as a result of any breach of the representations or warranties by the owners of ICR contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of ICR prior to the acquisition. The total cost of the acquisition, including legal fees of $20,000, was approximately $10.3 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $5.8 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products developed by ICR will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since May 15, 2007.

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete agreements (amortization period 3 years)	$620,000
Customer relationships (amortization period 5 years)	3,210,000
Compensation data (amortization period 3 years)	120,000
IPAS interface tool (amortization period 5 years)	110,000
Trademarks	290,000
Assets acquired	298,000
Assumed liabilities	(133,000)
Goodwill	5,761,534

Total purchase price	$10,276,534

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

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS

Intangible assets as of December 31, 2007 and March 31, 2007, consist of the following:

	December 31, 2007			March 31, 2007
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Non-compete agreements (5 years)	$1,595,000	$265,373	$1,329,627	$365,000	$72,998	$292,002
Customer relationships (5 years)	5,010,000	568,114	4,441,886	120,000	24,000	96,000
Other intangible assets (5-18 years)	185,682	22,861	162,821	42,776	7,146	35,630
Trademarks and tradenames(Indefinite)	460,000	—	460,000	—	—	—
Data acquisition costs (1-3 years)	4,186,000	291,233	3,894,767	1,500,000	—	1,500,000

	$11,436,682	$1,147,581	$10,289,101	$2,027,776	$104,144	$1,923,632

In September 2007, the Company entered into an agreement with a vendor to obtain additional data sets for $2,350,000. However, as of December 31, 2007, only $1,936,000 associated with the data sets have been delivered and are reflected as an intangible asset. The $414,000 associated with the data sets that have not been delivered as of December 31, 2007 has been recorded as an Other Asset on the consolidated balance sheet.

All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three and nine months ended December 31, 2007 was approximately $593,000 and $1,043,000, respectively, of which $272,000 and $307,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs will begin once the acquired data is integrated into the related product and that product is available to our customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
2008	$1,810,000
2009	3,021,000
2010	2,865,000
2011	2,154,000
2012	1,183,000

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK-BASED COMPENSATION

Stock Options

Stock option activity, under all plans, during the nine months ended December 31, 2007 was as follows:

	Nine Months Ended December 31, 2007
	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,941,103	$6.3465
Granted	43,340	10.8532
Exercised	(101,705)	1.8753
Canceled	(186,035)	6.5382

Outstanding - end of period	1,696,703	$6.7174

Exercisable - end of period	380,633	$5.2965

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving restricted shares, which are then subject to vesting under the respective option’s vesting schedule. Restricted shares are subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the restricted shares at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the restricted shares upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as “Subscription Payable.” Upon vesting of the restricted shares, the Subscription Payable is relieved and recorded in equity. As of December 31, 2007 and March 31, 2007, there were 1,511,843 and 1,991,585 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

As of December 31, 2007, there was approximately $6.8 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.9 years.

Compensation expense related to stock options that is included in the statement of operations for the three months ended December 31, 2007 and 2006 was approximately $737,000 and $999,000, respectively. Compensation expense related to stock options that is included in the statement of operations for the nine months ended December 31, 2007 and 2006 was approximately $1,932,000 and $1,487,000, respectively. Compensation expense related to stock options is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

On January 12, 2007, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted stock options and restricted stock awards. The shares of restricted stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unamortized compensation cost related to restricted stock awards was $9.8 million as of December 31, 2007. This cost is expected to be recognized over a weighted-average period of 1.9 years. The following table presents a summary of the restricted stock award activity for the nine months ended December 31, 2007.

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2007	—	$—
Awarded	1,169,381	12.5752
Vested	(189,035)	12.4895
Canceled	(32,440)	13.0311

Unvested balance at December 31, 2007	947,906	$12.5767

The Company recorded approximately $895,000 and $1,531,000 of compensation expense related to restricted stock awards during the three and nine months ended December 31, 2007, respectively.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the lesser of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. For the ESPP, the Company recorded approximately $11,000 and $26,000 of compensation expense for the three and nine months ended December 31, 2007, respectively.

Warrants

As of December 31, 2007, the Company had outstanding warrants to purchase 56,985 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

SALARY.COM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended December 31, 2007
	Number of Warrants	Weighted Average Exercise Price
Outstanding - beginning of period	147,868	$2.148
Granted	—
Exercised	(90,883)	2.384
Canceled	—

Outstanding - end of period	56,985	$1.769

Exercisable - end of period	56,985	$1.769

6. COMMITMENTS AND CONTINGENCIES

Employment Agreements

Certain members of the Company’s management have employment agreements that provide for the continuation of salary and benefits, for a period of time, upon ceasing to be an employee as a result of either termination from or a change in ownership of the Company.

Litigation and Claims

On December 29, 2006, the Company commenced a declaratory judgment action in the Superior Court of Suffolk County, Massachusetts against a former independent consultant to the Company. The action related to a dispute between the Company and the former consultant over a contract which expired by its terms in November 2000. Pursuant to that contract, the former consultant was entitled to a success fee consisting of a right to purchase 33,600 shares of the Company’s common stock at a price of thirty-six cents per share. On August 23, 2007, the Company entered into a settlement agreement with the former consultant. Pursuant to the settlement agreement, the Company and the former consultant exchanged mutual releases and the Company agreed to dismiss the pending court action. As part of the settlement, the Company permitted the former consultant to exercise and sell his options to purchase 33,600 shares of Salary.com common stock and to forego the $12,000 exercise cost. The Company also paid the former consultant $250,000 and issued 18,000 shares of Salary.com common stock, valued at approximately $225,000 to an affiliate of the former consultant.

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

7. INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously unrecognized tax benefits and did not have an effect on its financial position or results of operations as the Company has a full valuation allowance against its deferred tax assets.

Following the adoption of FIN 48, the Company had $185,000 of unrecognized tax benefits (before consideration of any valuation allowance). This amount includes $185,000 of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. There were no significant changes to these amounts during the three or nine months ended December 31, 2007. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of December 31, 2007, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

As of December 31, 2007, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2004 through 2006. Additionally, since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Business Outlook

Salary.com is a leading provider of on-demand compensation and talent management solutions helping businesses and individuals manage pay and performance. We provide companies of all sizes comprehensive on-demand software applications that are tightly integrated with our proprietary compensation data sets to automate the essential elements of our customers’ compensation management processes. As a result, our solutions can significantly improve the effectiveness of our customers’ compensation spending. We enable employers of all sizes to replace or supplement inefficient and expensive traditional approaches to compensation management, including the use of paper-based surveys, consultants, internally developed software applications and spreadsheets.

Our on-demand solutions, which incorporate market compensation intelligence from our proprietary data sets, enable companies to determine how much to pay new and existing employees and to manage overall compensation and talent management programs. Our data sets contain base, bonus and incentive pay data for positions held by more than 74% of U.S. employees and similar data for the top executives in over 10,000 U.S. public companies. Our flagship offering is CompAnalyst®, a suite of compensation management applications that integrates our data, third party survey data and a customer’s own pay data in a complete analytics offering. In the third quarter of fiscal 2008, we released an update to CompAnalyst® which included a complete rewrite of the product’s user interface and incorporates our new enterprise application platform. We also offer TalentManager®, an employee life-cycle performance management application that links employee pay to performance. In addition, we provide job competency models and related implementation and consulting services. We offer these solutions principally on an annual or multi-year subscription basis. In addition to our on-demand enterprise software offerings, we also provide a series of applications through our website, which allows us to deliver salary management comparison and analysis tools to individuals and small businesses on a cost-effective, real-time basis.

We were organized as a Delaware corporation in 1999. As of December 31, 2007, our enterprise subscriber base has grown to more than 2,700 companies who have subscriptions from $2,000 to more than $100,000 annually. We have achieved 27 consecutive quarters of revenue growth since April 2001. However, during that time, we have consistently incurred operating losses. During the three months ended December 31, 2007, we incurred an operating loss of $3.6 million compared to an operating loss of $3.0 million in the three months ended September 30, 2007. During the three months ended December 31, 2007, we achieved positive operating cash flows of $2.3 million compared to $1.5 million in the three months ended September 30, 2007. As of December 31, 2007, we had an accumulated deficit of $36.4 million.

Effective December 31, 2007, Kenneth S. Goldman resigned as Chief Financial Officer of Salary.com, Inc., and effective January 2, 2008, Chris Power was named Salary.com’s new Chief Financial Officer. From April 2002 until August 2007, Mr. Power served in various senior finance roles, culminating in Chief Financial Officer - Global Operations, at Monster Worldwide, Inc., a provider of global online employment solutions.

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

Acquisition of Businesses

On December 21, 2007, we acquired the assets of Schoonover Associates, Inc. (“Schoonover”). Schoonover is a provider of competency management data and consulting services with over 20 years of experience helping clients maximize their human capital. Under the terms of the agreement, we have paid the owner of Schoonover $3.7 million in cash, of which $0.2 million reflects payments made by us in connection with a pre-existing license agreement by and between the parties. In addition, we will pay another $0.2 million in cash during the fourth quarter of fiscal 2008 pursuant to the terms of the aforementioned license agreement and another $0.5 million of cash will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate us for any losses we may incur as a result of any breach of the representations or warranties by Schoonover or its founder, Dr. Stephen C. Schoonover, contained in the purchase agreement, and certain liabilities arising out of the ownership or operation of Schoonover prior to the acquisition. Schoonover will also be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and 112,646 newly issued shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period. The total cost of the acquisition was approximately $4.4 million.

On August 3, 2007, we acquired the assets of ITG Competency Group, LLC, or ITG. ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, we have paid the owner of ITG $1.8 million in cash and newly issued shares of our common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of December 31, 2007, approximately $297,000 of the additional consideration has been earned. The total cost of the acquisition was approximately $2.7 million.

On May 15, 2007, we acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd., collectively referred to as ICR, a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, we paid $10.3 million to the owners of ICR, of which $1.0 million has been placed in escrow for 12 months. The escrow fund will be available to compensate us for any losses we may incur as a result of any breach of the representations or warranties by the owners of ICR contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of ICR prior to the acquisition. The total cost of the acquisition, including legal fees of $20,000, was approximately $10.3 million.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended December 31, 2007 and 2006, subscription revenues accounted for 93% and 91%, respectively, of our total revenues and for the three months ended December 31, 2007 and 2006, advertising revenues accounted for 7% and 9%, respectively, of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of December 31, 2007, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new products and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

Advertising revenues are comprised of revenues that we generate through agreements to display third party advertising on our website for a fixed period of time or fixed number of impressions. Advertising revenues are recognized as the advertising is displayed on the website.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of costs for data acquisition and data development, fees paid to our network provider for the hosting and managing of our servers, related bandwidth costs, compensation costs for the support and implementation of our products, compensation costs related to our consulting and professional services business and amortization of capitalized software costs. As we continue to implement and support our new and existing products and expand our data sets, we expect that over the next few years cost of revenues will continue to increase as a percentage of revenue and on an absolute dollar basis. Over the longer term, we expect our cost of revenues to decrease as a percentage of revenue as our business grows and our new data products gain market acceptance.

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

General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, human resources, administrative and management information systems personnel, professional fees and other corporate expenses.

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

Income Taxes. We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of December 31, 2007, we have a full valuation allowance against its deferred tax assets.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously unrecognized tax benefits and did not have an effect on our financial position or results of operations as we have a full valuation allowance against its deferred tax assets.

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

Stock-Based Compensation. We follow the provisions of FAS 123R which requires that all stock-based compensation be recognized as an expense in the financial statements over the vesting period and that such expense be measured at the fair value of the award.

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

We recognized stock-based compensation pursuant to SFAS 123R in the amount of $1,604,000 and $3,351,000 in the three and nine months ended December 31, 2007, respectively. As of December 31, 2007, we had $16.6 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

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

Results of Operations

The following tables set forth selected statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Subscription Revenues	93%	91%	91%	89%
Advertising Revenues	7	9	9	11

Total Revenues	100	100	100	100
Cost of Revenues	24	25	23	22

Gross Profit	76	75	77	78
Operating Expenses:
Research and Development	15	20	14	17
Sales and Marketing	57	56	54	54
General and Administrative	39	33	40	30
Amortization of Intangible Assets	3	—	3	1

Total Operating Expenses	114	109	111	102
Loss from Operations	(38)	(34)	(34)	(24)
Other Income, Net	4	—	6	—

Net Loss	(34)%	(34)%	(28)%	(24)%

The following table sets forth our total revenue, deferred revenue and net cash provided by operating activities for each of the periods indicated.

	Three Months Ended December 31		Nine Months Ended December 31
	2007	2006	2007	2006
Total revenue	$9,186,238	$6,037,557	$25,193,414	$16,634,811
Total deferred revenue at end of period	20,908,855	15,370,776	20,908,855	15,370,776
Net cash provided by operating activities	2,306,323	1,407,888	5,412,403	1,977,017

Three Months Ended December 31, 2007 compared to Three Months Ended December 31, 2006

Revenues. Revenues for the third quarter of fiscal 2008 were $9.2 million, an increase of $3.2 million, or 52%, compared to revenues of $6.0 million for the third quarter of fiscal 2007. Subscription revenues were $8.5 million for the third quarter of fiscal 2008, an increase of $3.0 million, or 55%, compared to subscription revenues of $5.5 million for the third quarter of fiscal 2007. The growth in subscription revenues was due primarily to an increase of $1.3 million in renewal revenues from existing subscription customers, an increase of $1.0 million in revenues from new subscription customers and an increase of $0.6 million in revenues from additional products sold to existing customers in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Included in the growth in subscription revenues was the incremental revenue contribution from acquisitions during fiscal year 2008. Also contributing to the increase in total revenues was the impact of our hiring of additional sales personnel focused on retaining existing customers, adding new customers and selling additional products to existing customers. Also contributing to the increase in total revenues was the incremental revenue contribution from acquisitions during fiscal year 2008. Advertising revenues were $681,000 for the third quarter of fiscal 2008, an increase of $127,000, or 23%, compared to advertising revenues of $554,000 for the third quarter of fiscal 2007. The growth in advertising revenues was primarily due to increased advertising volume driven by enhancements to our website design. Total deferred revenue as of December 31, 2007 was $20.9 million, representing an increase of $5.5 million, or 36%, compared to total deferred revenue of $15.4 million as of December 31, 2006.

Cost of Revenues. Cost of revenues for the third quarter of fiscal 2008 was $2.2 million, an increase of $0.7 million, or 49%, compared to cost of revenues of $1.5 million for the third quarter of fiscal 2007. The increase in cost of revenues was primarily due to a $0.3 million increase in payroll and benefit related costs due to the addition of 14 personnel for our compensation and professional service teams in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, a $0.2 million increase in amortization of intangible assets primarily from data acquisition costs as well as $0.1 million of additional consulting fees. As a percent of total revenues, cost of revenues decreased to 24% in the third quarter of fiscal 2008 compared to 25% in the third quarter of fiscal 2007. The percentage decrease was primarily the result of an increase in total revenues in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Research and Development Expenses. Research and development expenses for the third quarter of fiscal 2008 were $1.4 million, an increase of $0.2 million, or 16%, compared to research and development expenses of $1.2 million for the third quarter of fiscal 2007. The increase in research and development expenses was primarily due to a $0.2 million increase in expenses related to our subsidiary in Shanghai, China, which was established in December 2006 and is engaged primarily in research and development activities. Research and development expenses decreased to 15% of total revenues in the third quarter of fiscal 2008 compared to 20% of total revenues in the third quarter of fiscal 2007 due to the fact that our revenue growth outpaced our increasing investment in research and development as well as cost savings realized by shifting the growth in research and development headcount to China. Our research and development headcount increased by 85 employees, virtually all in China, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 as we hired additional personnel to upgrade and expand our on-demand software product suite.

Sales and Marketing Expenses. Sales and marketing expenses for the third quarter of fiscal 2008 were $5.2 million, an increase of $1.8 million, or 54%, compared to sales and marketing expenses of $3.4 million for the third quarter of fiscal 2007. The increase was primarily due to a $1.0 million increase in payroll and benefit related costs due to the addition of 32 sales and marketing personnel in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, a $0.3 million increase in sales commissions as a result of increased sales, and a $0.3 million increase in stock-based compensation expense. Sales and marketing expenses increased to 57% of total revenues in the third quarter of fiscal 2008 compared to 56% of total revenues in the third quarter of fiscal 2007. Our sales and marketing headcount increased as we hired additional personnel to focus on adding new customers and increasing revenues from existing customers.

General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 2008 were $3.6 million, an increase of $1.6 million, or 82%, compared to general and administrative expenses of $2.0 million for the third quarter of fiscal 2007. The increase in general and administrative expenses was primarily due to a $0.5 million increase in payroll and benefit related costs due to the addition of 6 information technology, accounting and legal employees. Included in the payroll and related expense increase was $0.2 million related to severance charges for the cash based payments to be made to our former CFO. Also contributing to the increase in general and administrative expenses was a $0.3 million increase in accounting expenses related to our Sarbanes-Oxley compliance efforts, a $0.3 million increase in stock-based compensation expense and a $0.2 increase in employee acquisition expenses. General and administrative expenses increased to 39% of total revenues in the third quarter of fiscal 2008 compared to 33% in the third quarter of fiscal 2007.

Amortization of Intangible Assets. Amortization of intangible assets for the third quarter of fiscal 2008 was $321,000 compared to $24,000 in the third quarter of fiscal 2007. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ICR in May 2007, ITG in August 2007 and Schoonover in December 2007.

Interest Income. Interest income for the third quarter of fiscal 2008 was $495,000 compared to $348 in the third quarter of fiscal 2007. The increase in interest income was due to interest earned on higher invested cash balances resulting from the proceeds from our initial public offering in February 2007.

Nine Months Ended December 31, 2007 compared to Nine Months Ended December 31, 2006

Revenues. Revenues for the nine months ended December 31, 2007 were $25.2 million, an increase of $8.6 million, or 51%, compared to revenues of $16.6 million for the year earlier period. Subscription revenues were $23.0 million for the nine months ended December 31, 2007, an increase of $8.3 million, or 56%, compared to subscription revenues of $14.8 million for the year earlier period. The growth in subscription revenues was due primarily to an increase of $3.3 million in renewal revenues from existing subscription customers, an increase of $2.7 million in revenues from new subscription customers and an increase of $1.8 million in revenues from additional products sold to existing customers in the nine months ended December 31, 2007 compared to the year earlier period. Included in the growth in subscription revenues was the incremental revenue contribution from acquisitions during fiscal year 2008. Also contributing to in the increase in total revenues was the impact of our hiring of additional sales personnel focused on retaining existing customers, adding new customers and selling additional products to existing customers. Also contributing to the increase in total revenues was the incremental revenue contribution from acquisitions during fiscal year 2008. Advertising revenues were $2.1 million for the nine months ended December 31, 2007, an increase of $0.3 million, or 15%, compared to advertising revenues of $1.9 million for the year earlier period. The growth in advertising revenues was primarily due to increased advertising volume driven by enhancements to our website design.

Cost of Revenues. Cost of revenues for the nine months ended December 31, 2007 was $5.7 million, an increase of $2.0 million, or 56%, compared to cost of revenues of $3.7 million for the year earlier period. The increase in cost of revenues was primarily due to a $1.0 million increase in payroll and benefit related costs due to the addition of 14 personnel for our compensation and professional service teams in the nine months ended December 31, 2007 compared to the year earlier period, a $0.3 million increase in stock-based compensation expense as well as $0.2 million of additional costs associated with sales of our CompAnalyst Executive Product due to the new SEC proxy rules, which were not in effect during the nine months ended December 31, 2006. Also contributing to the increase in cost of revenues was a $0.3 million increase in amortization of intangible assets relating to primarily from data acquisition costs as well as $0.1 million of additional consulting fees. As a percent of total revenues, cost of revenues increased to 23% in the nine months ended December 31, 2007 compared to 22% in the year earlier period. The increase was primarily the result of the combined effect of the explanations detailed above.

Research and Development Expenses. Research and development expenses for the nine months ended December 31, 2007 were $3.5 million, an increase of $0.7 million, or 24%, compared to research and development expenses of $2.8 million for the year earlier period. The increase in research and development expenses was primarily due to a $0.5 million increase in payroll and related expenses and rent expense of $0.1 million related to our subsidiary in Shanghai, China, which was established in December 2006 and is engaged primarily in research and development activities. Research and development expenses decreased to 14% of total revenues in the nine months ended December 31, 2007 compared to 17% of total revenues in the year earlier period due to the fact that our revenue growth outpaced our increasing investment in research and development as well as cost savings realized by shifting the growth in research and development headcount to China. Our research and development headcount increased by 85 employees, virtually all in China, in the nine months ended December 31, 2007 compared to the year earlier period as we hired additional personnel to upgrade and expand our on-demand software product suite.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended December 31, 2007 were $13.6 million, an increase of $4.6 million, or 50%, compared to sales and marketing expenses of $9.0 million for the year earlier period. The increase was primarily due to a $2.7 million increase in payroll and benefit related costs due to the addition of 32 sales and marketing personnel in the nine months ended December 31, 2007 compared to the year earlier period, a $0.7 million increase in sales commissions as a result of increased sales, a $0.8 million increase in stock-based compensation expense and a $0.1 million increase in travel expenses. Sales and marketing expenses were 54% of total revenues in both the nine months ended December 31, 2007 and 2006. Our sales and marketing headcount increased as we hired additional personnel to focus on adding new customers and increasing revenues from existing customers.

General and Administrative Expenses. General and administrative expenses for the nine months ended December 31, 2007 were $10.1 million, an increase of $5.1 million, or 104%, compared to general and administrative expenses of $5.0 million for the year earlier period. The increase in general and administrative expenses was due to a $1.3 million increase in payroll, benefit and other employee related costs due to the addition of 6 information technology, accounting and legal employees as well as a $0.5 million increase in accrued incentive compensation. Also contributing to the increase in general and administrative expenses was a $0.8 million increase in legal expenses consisting primarily of the settlement of the litigation with one of our former consultants, a $0.8 million increase in accounting related expenses due to the Company’s Sarbanes-Oxley compliance efforts as well as increased audit fees, a $0.9 million increase in stock based compensation expense, a $0.5 million increase in employee acquisition expenses, a $0.2 million increase in insurance expense and a $0.2 million increase in rent expense. Most of these increased expenses are the result and our continued growth and the fact that we are now a publicly traded company. General and administrative expenses were 40% of total revenues in the nine months ended December 31, 2007 compared to 30% in the year earlier period.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended December 31, 2007 was $736,000 compared to $102,000 in the year earlier period. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ICR in May 2007, ITG in August 2007 and Schoonover in December 2007.

Interest Income. Interest income for the nine months ended December 31, 2007 was $1.6 million compared to $6,000 in the year earlier period. The increase in interest income was due to interest earned on higher invested cash balances resulting from the proceeds from our initial public offering in February 2007.

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity were cash and cash equivalents totaling $35.6 million and accounts receivable, net of allowance for doubtful accounts, of $5.7 million, compared to cash and cash equivalents of $49.0 million and accounts receivable, net of allowance for doubtful accounts, of $3.4 million at March 31, 2007. Our working capital as of December 31, 2007 was $16.5 million compared to working capital of $34.3 million as of March 31, 2007.

Cash provided by operating activities for the nine months ended December 31, 2007 was $5.4 million. This amount resulted from a net loss of $7.0 million, adjusted for net non-cash charges of $5.7 million and a $6.7 million net increase in working capital accounts. Non-cash items primarily consisted of $0.8 million of depreciation and amortization of property, equipment and software, $1.0 million of amortization of intangible assets, $3.5 million of stock-based compensation and $0.2 million from a legal settlement paid in common stock. The net increase in working capital of $6.7 million was primarily comprised of increases in accounts receivable of $1.2 million, accounts payable of $0.2 million, accrued expenses and other current liabilities of $2.9 million and deferred revenue of $4.4 million, offset by a decrease in prepaid expense of $0.4 million. The increase in accounts receivable is primarily due to an overall increase in invoicing during the nine months ended December 31, 2007 compared to the prior year. The decrease in prepaid expenses and other current assets is due to the pro rata expensing of prepaid insurance expense during the nine months ended December 31, 2007. The increase in accounts payable is due primarily to our continued growth in the nine months ended December 31, 2007. The increase in accrued expenses is primarily due to an increase in accrued compensation of $0.4 million, an increase of $1.0 million of acquisition related liabilities, an increase of $0.2 million in accrued severance related to the resignation of our former Chief Financial Officer with the remainder of the increase due to the overall growth of the company since the beginning of the fiscal year and a higher level of expenses related to being a publicly traded company. The increase in deferred revenue is primarily due to increased invoicing less revenue recognition from our subscription customers in the nine months ended December 31, 2007. The growth in the invoiced amounts was primarily due to sales to new customers, increased sales to existing customers, the introduction of new products, and the enhancement of existing products. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to accounts receivable and deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months.

Cash used in investing activities was $19.3 million and consisted primarily of an aggregate of $15.7 million paid for the acquisition of ICR in May 2007, ITG in August 2007 and Schoonover in December 2007, $2.4 million paid for the acquisition of data underlying certain of our products, an increase in restricted cash of $0.7 million, $0.2 million paid for purchases of property and equipment for new offices, network infrastructure and computer equipment to support our growth in employee headcount and $0.3 million of payments capitalized for the payment of software development costs. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash provided by financing activities was $464,000, which consisted primarily of $496,000 received from the issuance of common stock related to the exercise of employee stock options, warrant and the employee stock purchase plan, offset slightly by $32,000 in payments made to buy back unvested common stock from terminated employees related to the early exercise of employee stock options.

In August 2006, we entered into a $5,000,000 credit facility with Silicon Valley Bank. The line, which expires in August 2008, provides for a term loan up to $1,000,000 and a $4,000,000 revolving working capital line of credit. Borrowings on the term loan bear interest at the bank’s prime rate plus 1.00% and interest is payable on a monthly basis. Borrowings on the revolving line bear interest at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of our assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the undrawn balance. As of December 31, 2007, there were no outstanding borrowings under this credit facility and the Company is in compliance with all related debt covenants.

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

On May 15, 2007, we acquired the membership interests of ICR, a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, we paid $10.3 million to the owners of ICR, of which $1.0 million has been placed in escrow for 12 months.

On June 27, 2007, we entered into a master equipment lease agreement (“Leaseline #1”) with a maximum commitment of $300,000. The lease term begins on September 1, 2007 and runs for a term of 36 months. On August 13, 2007, we increased the maximum commitment of Leaseline #1 to $600,000. As of September 30, 2007, we had leased approximately $381,000 of equipment under the terms of Leaseline #1. On September 13, 2007, we entered into an additional lease commitment (“Leaseline #2”) with the same lender with a maximum commitment of $350,000. On December 4, 2007, we increased the maximum commitment of Leaseline #2 to $400,000. The lease term begins on January 1, 2008 and runs for a term of 36 months. As of December 31, 2007, we had leased approximately $391,000 of equipment under the terms of Leaseline #2. On January 17, 2008, we entered into a third lease commitment (“Leaseline #3”) with the same lender with a maximum commitment of $350,000. The lease term begins on April 1, 2008 and runs for a term of 36 months. In addition, we have approximately $730,000 in a restricted cash account as collateral in accordance with the master lease agreements.

On August 3, 2007 we acquired the assets of ITG. ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, we have paid the owner of ITG $1.8 million in cash and newly issued shares of our common stock valued at $500,000. ITG will receive an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of December 31, 2007, approximately $297,000 of the additional consideration has been earned.

On December 21, 2007 we acquired the assets of Schoonover. Schoonover is a provider of competency management data and consulting services with over 20 years of experience helping clients maximize their human capital. Under the terms of the agreement, we have paid the owner of Schoonover $3.7 million in cash of which $0.2 million reflects payments made by us in connection with a pre-existing license agreement by and between the parties. In addition, we will pay another $0.2 million in cash during the fourth quarter of fiscal 2008, pursuant to the terms of the aforementioned license agreement, and another $0.5 million of cash will be held in escrow until one year from the anniversary of the closing. Schoonover will also be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and 112,646 newly issued shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period.

Effective December 31, 2007, Kenneth S. Goldman resigned as Chief Financial Officer of Salary.com, Inc. In accordance with Mr. Goldman’s separation agreement, he will be paid a total $185,000 in semi-monthly installments through December 31, 2008. In the event that Mr. Goldman finds other full-time employment prior to the end of the one year severance period, his remaining unpaid severance will be paid in restricted stock.

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

Other than the increase in the maximum commitment under Leaseline #2 to $400,000 and the additional lease commitment (Leaseline #3) of $350,000, as discussed above, there have been no material changes to our contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

New Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”), which improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The provisions of

SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The provisions of SFAS 141R are effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether or not we will elect the option provided for in SFAS 159, and whether the adoption will have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are in the process of determining what effect, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

We have hired personnel resources with knowledge and experience dealing with SFAS 123R including outside consultants with expertise in Generally Accepted Accounting Principles, including SFAS 123R. Furthermore, we have instituted a control in which the work performed by outside consultants is reviewed by the Director of Accounting and Financial Reporting and/or the Director of Finance for reasonableness and consistency. However this deficiency will not be completely remediated until we have implemented a new software system and related controls to track stock option activity and calculate stock compensation expense in accordance with SFAS 123R. During the fiscal year ended March 31, 2007, we began the implementation of new on-demand stock option management software. This automated software will significantly reduce the potential for errors inherent in a spreadsheet based process. Although the implementation of this system began in fiscal year 2007, it has not been completed as of the date of this report.

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

During the fiscal year ended March 31, 2007, we began the implementation of our new accounting system and related controls, which we believe will alleviate the revenue accounting issues identified during the fiscal year ended March 31, 2006. This new accounting system will fully integrate our revenue accounting and general ledger systems (as compared to our current accounting system which is not integrated with the three other systems we use to record customer transactions and activities and the calculation of amounts recognized as revenue) and is more sophisticated in the manner in which it handles complex revenue transactions. Although the implementation of this system began in fiscal year 2007, it has not been completed as of the date of this report. We expect to complete the implementation of the new accounting system during the first quarter of fiscal 2009.

During the quarter ended December 31, 2007, we hired an experienced consultant to serve as program manager to oversee and manage the implementation of the accounting and stock option management systems discussed above.

•

In prior years, we entered into sophisticated and high dollar value equity and debt financing transactions to finance our business, but did not have a formal policy regarding the policies and procedures for the recording and reporting of these types of transactions (specifically related to the beneficial conversion feature of our preferred stock issuance).

Since December 31, 2006, we have had the appropriate personnel who are knowledgeable and experienced with regard to the recording and reporting of sophisticated debt and equity financing transactions and we did not enter into any high dollar value equity and debt financing transactions during the nine months ended December 31, 2007. During the quarter ended December 31, 2007 we implemented a formal policy and procedures for the recording and reporting of these types of transactions.

While we expect to complete the remediation of the significant deficiencies above, we cannot assure you that we will be able to do so, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes to Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during our third quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed above.

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

We are not currently subject to any material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources. Please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for a description of our legal proceedings, as well as our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2007 for updates regarding such legal proceedings and the settlements we entered into.

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

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of December 31, 2007, our accumulated deficit is approximately $36.4 million. Our recent operating losses were $8.3 million for the fiscal year ended March 31, 2007, $3.0 million for the fiscal year ended March 31, 2006, and $1.9 million for the fiscal year ended March 31, 2005. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between March 31, 2004 and December 31, 2007, the number of our full time equivalent employees increased from 76 to 343. We anticipate that additional growth will be required in order to increase our customer base and handle an increase in the volume of our business.

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

One of our business strategies is to selectively pursue the acquisition of companies that would either expand the functionality of our compensation management and talent management solutions or provide access to new customers or markets, or both. In December 2007, we acquired the assets of Schoonover, a provider of competency management data and consulting services. In August 2007, we acquired the assets of ITG, a leader in the competency model content business. In May 2007, we acquired ICR, a premier provider of specialty consumer goods and global technology compensation data and software. In April 2006, we acquired the assets of the eComp division of Aon Consulting, Inc. Additionally, we also may enter into business relationships with other organizations in order to expand our offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other organizations. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired organizations, technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from customers obtained through acquisitions than we do from existing customers. Additionally, to the extent we expand into new facilities, we may have difficulty maintaining uniform standards, controls, procedures and policies across locations. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

As of December 31, 2007, we had net operating loss carryforwards of approximately $25.9 million for state and federal tax purposes. These loss carryforwards expire at various dates through 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2007, we issued 29,059 shares of our common stock upon the exercise of outstanding warrants to purchase common stock at a weighted average exercise price of $2.46 per share. The foregoing warrant exercises were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) under that act, as a transaction by an issuer not involving a public offering.

Reference is made to Item 2.01 of our Current Report on Form 8-K dated December 28, 2007, which was previously filed with the Securities and Exchange Commission, regarding the issuance $1,500,000 in newly issued shares of common stock in connection with our acquisition of substantially all of the assets of Schoonover Associates, Inc. Based on the average closing sales price of our common stock for the 10 trading days prior to the closing date, we issued 112,646 shares of our common stock to Dr. Stephen Schoonover which will vest over the first five years following the closing of the acquisition, subject to the attainment of certain performance targets.

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option and Incentive Plan and our 2004 Stock Option and Incentive Plan (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended December 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	—	$—	—	—
November 1 – 30	29,996	$0.223	—	—
December 1 – 31	—	$—	—	—
Total	29,996	$0.223	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: February 14, 2008	/s/ Chris G. Power
Chris G. Power
Chief Financial Officer
(Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of December 21, 2007, by and among Salary.com, Inc., Stephen C. Schoonover, Schoonover Associates, Inc. and Helen Schoonover (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed December 28, 2007 (SEC file No. 001-33312)).

10.1	Salary.com, Inc. Employment Offer Letter, dated as of December 12, 2007, by and between Salary.com, Inc. and Chris G. Power (filed herewith)*.

10.2	Separation Agreement and Release, dated as of January 8, 2008, by and between Salary.com, Inc. and Kenneth S. Goldman (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed January 11, 2008 (SEC file No. 001-33312)*.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Compensatory plan or arrangement