Form 10-K
period 2008-03-31
SALARY. COM, INC.
filed 2008-06-13
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒

Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2007, there were outstanding 15,533,948 shares of common stock, $.0001 par value per share. The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by the Nasdaq Global Market, was approximately $108,786,000. For purposes of determining this amount only, Registrant has defined affiliates of the Registrant to include the executive officers and directors of Registrant and holders of more than 10% of the Registrant’s common stock on September 30, 2007. The number of the registrant’s shares of common stock, $.0001 par value per share, outstanding as of June 9, 2008 was 15,799,010.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of on-demand compensation, performance management and competency management solutions in the human capital software-as-a-service (SaaS) market. Incorporated in 1999 as a Delaware corporation, we offer content-rich software and services to help businesses and individuals manage pay and performance. Companies of all sizes turn to us to effectively and efficiently compensate, promote and manage their employees. With our help, companies can put the right talent in the right roles to deliver business objectives and individuals at all levels can determine their worth.

Our highly configurable software applications and proprietary content and our consulting services help executives, line managers and compensation professionals automate, streamline and optimize critical talent management processes, such as market pricing, compensation planning, performance management, competency management (a competency is a set of demonstrated behaviors, skills and proficiencies that determine performance in a given role) and succession planning. Compensation and competency content are at the core of our solutions, which deliver productive and cost-effective ways for employers to manage and inspire their most important asset—their people.

We integrate our comprehensive SaaS applications with our proprietary content to automate the essential elements of our customers’ compensation and performance management processes. Our approach links pay to performance and aligns employees with corporate goals to drive business results. As a result, our solutions can significantly improve the effectiveness of our customers’ compensation spending and help them become more productive in managing their employees. We enable employers of all sizes to replace or supplement inefficient and expensive traditional approaches to compensation management, including paper-based surveys, consultants, internally developed software applications and spreadsheets. Our customers report gains in productivity, reduction in personnel hours to administer pay and performance programs and improvements in employee retention.

Our data sets contain base, bonus and incentive pay data for positions held by more than 80% of U.S. employees and similar data for the top executives in more than 12,000 U.S. public companies. Our flagship offering is CompAnalyst, a suite of on-demand compensation management applications that integrates our data, third-party survey data and a customer’s own pay data with a complete analytics offering. In 2008, we expanded our CompAnalyst market data and added new geographic coverage in the Canadian market with more than 650 benchmark jobs. Our Canadian content has already attracted a diverse set of customers across multiple industries. We continue to build our IPAS global compensation technology survey with coverage of technology jobs from clerk to chief executive officer in more than 70 countries. In addition, we are expanding our compensation data services for the consumer goods retail sectors (i.e., apparel, footwear, luxury goods and specialty retail).

Our on-demand performance management solutions offer customers effective and measurable ways to attract and inspire outstanding employee performance. TalentManager, our employee lifecycle performance management software suite, helps businesses automate performance reviews, streamline compensation planning and link employee pay to performance. TalentManager helps employers gain visibility into their performance cycle and drive employee engagement in the process through a configurable, easy to use interface that can be personalized by users. Using TalentManager, employers can improve their performance management systems and model the critical jobs skills they need to achieve their business goals.

In fiscal year 2008, we acquired the assets of ITG Competency Group and Schoonover & Associates. We now offer one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position. During 2008, we launched our full employee performance suite that integrated compensation, performance and succession functions around job-based competency content. Our on-demand system helps line managers improve their ability to engage, develop and deploy their talent with learning references, coaching tips and progress journals. The integrated suite offers a cost effective way to automate performance and develop a strong internal pipeline of leaders.

In addition to our on-demand enterprise software offerings, we also provide a selection of applications on the Salary.com website. The applications deliver salary management comparison and analysis tools to individuals and small businesses on a cost effective, real-time basis. For example, in 2008, we launched TalentManager Professional, which offers enterprise-quality performance management at a price that smaller companies can afford. We also offer a professional edition of our CompAnalyst product suite for smaller companies with less than 500 full-time employees in either report format or through subscription services. We market to individual consumers providing career services, financial information and premium compensation reports personalized to a consumer’s unique background. Our network of sites generated an average of more than three million unique visitors during the fiscal year ended March 31, 2008.

We sell our enterprise solutions through our direct sales group, primarily using the telephone and web-based demonstrations, in annual or multi-year subscriptions. Over the past fiscal year, our enterprise subscriber base, companies that spend from $2,000 to more than $100,000 annually, has grown from 1,850 to nearly 2,800 customers. We draw our customers from all industries, including such companies as Singapore Airlines, Heineken USA, Comcast Corporation, E*Trade Financial Products, Sony Ericsson Mobile Communications, Yale New Haven Health System, Scotts Miracle-Gro and Rolex Watch USA.

From April 2001 through March 31, 2008, we achieved 28 consecutive quarters of revenue growth. During the years ended March 31, 2008, 2007 and 2006 we achieved positive operating cash flows of $8.4 million, $3.1 million and $1.8 million, respectively. During these periods, we have consistently incurred operating losses, including $12.3 million for 2008, $8.3 million for 2007 and $3.0 million for 2006. As of March 31, 2008, we had an accumulated deficit of $40.0 million.

Industry Background

Compensation and Performance Management

According to IDC’s Talent Pulse Survey (May 2007), more than two thirds of employers rank retaining top talent as their top future talent challenge, followed by the impending labor shortage and lack of leadership succession plan for their organizations. To respond to these challenges, employers are planning talent initiatives to develop their staff, reduce turnover, align goals, identify top performers and implement pay for performance.

For most organizations, the primary goal of compensation planning and performance management is to design programs that attract, engage and retain key employees. Optimizing pay is a priority because compensation remains one of the largest expense categories for most companies. In addition, it is widely believed that compensation is one of the most important factors to recognize and enhance employee performance. Integrating pay with performance is a critical way to motivate employees to meet and exceed business goals and develop the workforce to adapt and respond to changing market conditions and business requirements. The best managed companies typically are analytical and deliberate in establishing and monitoring their compensation programs and successfully link pay and performance to reward achievement. They leverage technology to gain visibility into employee population, identify key talent, develop workforce skills and build a pipeline of internal leaders.

To execute their pay strategies, most large organizations rely on their internal compensation functions. Whether formal or informal, the compensation group’s role is to manage the organization’s full breadth of pay practices. Analytical professionals develop the overall compensation philosophy and specific pay programs. They build the organization’s salary structures, manage the overall compensation budget and typically define how to link pay to performance. They also often work with line managers to cascade that linkage to each individual employee. These professionals also report and make recommendations to senior management and the board of directors. The foundation for all this work is a true understanding of the appropriate compensation practices for specific jobs, departments, groups, and entire organizations.

Market pricing (the process of comparing positions and pay in a company against aggregated, statistically significant compensation data from companies of comparable size, industry and location) is the predominant approach companies use to determine appropriate compensation. To conduct a market pricing analysis for a particular position at a particular company, an internal compensation specialist or an outside consultant compares the job at that company with the closest matching benchmark jobs found in compensation surveys. When ample market data has been identified (generally from three or more third-party sources), the compensation specialist or consultant weights, adjusts and averages the data to form an opinion of the market price for the job. Through the use of market pricing, the development of salary structures, and execution of pay programs (e.g., base pay, commissions and incentives), organizations can effectively manage their compensation costs and link pay to performance.

Although most organizations agree that market pricing is important to compensation management, the processes and tools employed to make compensation decisions vary widely. Some organizations employ in-house compensation professionals who purchase surveys and use them to price the positions themselves, whereas others hire compensation consultants to market price their positions and recommend appropriate salary ranges. Many large companies will combine in-house resources for a majority of positions with the services of a consulting firm to market price the jobs that are most critical to the success of the organization or for which data is more difficult to obtain. It is also common for large organizations to purchase data from more than one source and use one or more software packages to manage different parts of the process. Smaller organizations do not typically have dedicated compensation specialists; they often rely on a human resource (HR) generalist to manage the compensation analysis duties for the organization as one component of a larger job.

Traditional Approaches to Compensation Management

Companies have traditionally used a variety of approaches for managing the compensation function. Many continue to use relatively simplistic internally developed software tools, often based on generic desktop programs such as Microsoft Excel. Some companies utilize broad HR and/or enterprise resource planning (ERP) software offerings, which include some compensation management capabilities but typically lack the specialized functionality to adequately address compensation management. Many of these solutions must be installed on clients’ servers and maintained by their information technology (IT) departments and do not seamlessly incorporate compensation data. Larger organizations also engage outside third parties to assist them in managing their compensation processes. Traditional third-party solution providers include HR business process outsourcers (HR BPOs) such as Hewitt Associates, Affiliated Computer Services, and HR consultants such as Mercer, Watson Wyatt Worldwide, Towers Perrin and Hay Group. HR consultants provide full-service market pricing, comparison analysis and compensation management process assistance, but at a high cost—up to $200,000 annually for a typical company with 500 positions.

Larger organizations face the challenges of compiling and managing large amounts of information, analyzing and reporting on actual and proposed compensation programs, collaborating among large or geographically dispersed teams and increasing the organizational effectiveness of their compensation plans. Although larger organizations typically have well-staffed HR departments and dedicated budgets and resources for compensation management, the need to manage information and data from multiple internal and external constituencies and integrate those inputs within a single system creates significant difficulties.

For small and mid-sized organizations, professional compensation management is often prohibitively expensive and time-consuming. These organizations are typically faced with a decision either to use external consulting firms, the cost of which often exceeds available budgets, or to commit scarce internal resources. In addition, HR responsibilities for these organizations are often assigned to only one or two dedicated staff or, in many cases, shared across non-dedicated staff that have other full-time responsibilities and may lack compensation expertise. Furthermore, these companies do not possess sophisticated interactive tools and information for making compensation decisions or administering compensation programs.

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

Traditional Approaches to Employee Performance Management

Typically, performance management has been treated as an annual, point-in-time conversation between line manager and employee that ends in a discussion of merit and bonus pay. The process has been a one-way dialogue from manager to employee; the styles of communication, content and process vary radically from manager to manager. Most organizations rely on manual, disparate systems to set goals, review employee performance, backfill employee vacancies and develop workforce to deliver business objectives. Nearly 50% of companies have not developed consistent, enterprise-wide standards and processes largely because of the lack of technology to automate their strategic HR processes. According to Bersin & Associates, the majority of companies cite that their systems are in various stages of maturity and implementation. The overwhelming majority of companies (80%) still use manual or spreadsheet systems to conduct and manage employee performance; more than 50% still rely on paper-based forms while 30% use limited spreadsheet form-based systems. According to IDC, only 30% of the market has implemented workforce performance management software. As a result, many lack visibility into their organization and find it difficult to ensure that individual goals and business unit goals are aligned with company objectives. As the workforce shortage increases and new generation of workers enters workforce, it becomes increasingly critical for employers to develop existing talent and address needs of the millennial workforce (i.e., those just entering the workforce) for two-way dialogue and ongoing feedback on performance and advancement. As a result, organizations rate their top talent management challenges to be addressing gaps in the leadership pipeline, creating performance-driven culture and filling key positions, according to Bersin & Associates. The lack of technology to automate and integrate the different HR systems to address these issues has become the largest challenge to companies that want to move to pay-for-performance and integrated performance management philosophies.

Integrated Employee Performance Management via SaaS

In response to these challenges, vendors have developed talent management software to help customers automate performance processes, provide visibility into an organization’s talent pool and improve accountability.

The software options have increased with the advent of SaaS. This model makes it possible for companies to implement best practices as well as automate their systems without heavy investment in IT, large hosting fees or custom consulting services. IDC reports that, on average, 82% of surveyed performance vendors’ performance management implementations were delivered via the SaaS model, up from 62% a year ago. This 20-point increase in a single year demonstrates the adoption and acceptance of SaaS by the market. According to Salary.com research and IDC market analysis, buyer interest remains high in performance management, succession planning and compensation planning. According to Bersin & Associations, the integration of performance management functions is gaining momentum; although only 13% of companies have implemented an integrated performance management system, nearly 62% are in the process of linking these important systems to improve their ability to connect pay and performance, develop talent and model succession. The top three priority areas for integrated performance center on performance and development plans, performance and succession plans and pay-for-performance implementations.

Market Opportunity

Employee compensation is one of the largest expense categories for corporations in the U.S., with total compensation expense in 2007 approximating $7.51 trillion, according to the U.S. Bureau of Labor Statistics. As a result, managing compensation expense is critically important to organizations of all sizes. Estimates show the compensation management technology market, which includes software and online compensation data offerings, will grow from approximately $320 million in 2006 to approximately $460 million in 2008, according to an April 2006 study by independent market research firm Yankee Group. This projection from Yankee Group is focused on the market for software and related data offerings. However, we believe our total addressable market is larger because our products provide a solution that replaces, in part or in full, not only software and data offerings, but also service offerings addressing the compensation management market such as those provided by compensation consulting firms and HR BPOs. Yankee Group has estimated the market for service offerings to be approximately $960 million in 2006. In sum, the markets for software, data and service offerings totaled approximately $1.28 billion for 2006, which we believe provides a better estimate of our total addressable market.

Integrated Employee Performance Management

The market for employee performance management software and maintenance reached $529 million in 2007 and estimates show it will reach $885 million by 2012, increasing at a compound annual growth rate (CAGR) of nearly 11% according to IDC. IDC forecasts that spending on performance-management related services reached $1.1 billion in 2007 and will grow to $1.7 billion by 2012, increasing at a CAGR of nearly 10%. IDC estimates that the global market reached $1.6 billion and will increase at CAGR of 10% to $2.6 billion in 2012. IDC cites lower forecasts than previous years due to economic slowdown and its potential impact on talent management software and services.

Competency Management

Competency management consists of the competency content, the framework that combines the list of competencies per job, the behavior indicators of success by each competency, the proficiency levels and the learning references into a system that can be deployed enterprise wide to help organizations evaluate, assess and develop talent consistently and effectively. Competency management systems are recognized as the foundation content of strategic HR management providing a common currency to benchmark performance, identify high potential leaders, provide equitable compensation and engage employees in career planning. However, the majority of competency content is focused on leadership competencies only and tends to skew to the senior management levels of an organization; most organizations have not deployed competencies across all levels of the organization.

According to Bersin & Associates, although more than 86% of companies surveyed believe that skills and competency management are important or critical to succeed in employee performance management, more than

60% do not have well-defined competencies and only 31% of organizations with performance management processes report well-implemented deployment of competencies in the performance assessment and review. The challenge for many HR professionals is to create an ongoing system to centralize the content, manage the multiple changes to models and then integrate them into disparate talent management systems such as recruiting, performance and learning systems in real-time.

Although the competency market today is relatively small—we estimate it to be under $500 million—it is rapidly becoming the next hot topic in HR circles. We estimate that software represents only 5% of the market spend today and we believe that there is an opportunity to redefine and expand the acceptance of competency content by building and deploying software that is tightly integrated with the competency content.

Our Solutions

Our integrated software applications provide extensive features and broad functionality that address the critical functions of compensation analysis and planning, goal setting, performance management and succession planning. By automating and integrating essential elements of compensation and performance management, our solutions enable our customers to increase productivity, promote employee retention, and ensure the right talent for the right roles to meet the business strategies of the future.

We combine content with on-demand software to manage both the compensation management lifecycle and the employee performance management suite.

Our content-rich compensation management suite addresses the various stages of the compensation management lifecycle—ranging from benchmarking jobs for establishing the market price of equivalent jobs, to managing the compensation review and goal setting process between operating managers and front-line employees. We deliver our compensation management solutions to customers through our CompAnalyst suite of on-demand software applications. Customers can subscribe to our software complete with market data for U.S. and Canada as well as import their own compensation surveys with our survey management module.

In addition to our compensation management solutions, we offer our TalentManager suite to deliver employee lifecycle performance management solutions, which help organizations establish and align goals throughout the organization, link employee pay to performance, and plan the succession for key positions. The enterprise version of TalentManager includes multi-language and currency support for global organizations. A small business version of TalentManager provides best practices and economical implementation for small and emerging companies or workgroups.

Our acquisition of ICR Limited, L.C. and ICR International Ltd. (ICR) in May 2007 expanded our compensation product offering with the addition of two new services: IPAS, the largest single source of international technology compensation data and software, including all relevant job titles in over 70 countries, and ICR Specialty Consumer Goods, a leading source of U.S. compensation data for apparel, footwear, luxury goods and specialty retail jobs.

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

Provides access to proprietary market-driven compensation intelligence.    Companies have traditionally made compensation decisions based on a limited number of surveys that are updated only once a year. By contrast, our proprietary data sets provide market-driven compensation information derived from numerous sources which are updated monthly. We believe that the current nature, as well as the breadth and depth, of our data sets provide our customers with significant advantages as they set their compensation levels. To build and update our data sets, our compensation professionals apply proprietary comparative algorithms and sophisticated statistical analysis to the data to provide the most up-to-date, comprehensive and useful information to our customers.

Provides ability to price technology jobs around the world using the same methodology and participants.    Market pricing technology jobs across countries has traditionally been a challenging process complicated by multiple surveys, different job titles, inconsistent job matching, different participants per country and no centralized source to compare across countries. Through our IPAS product, we offer a uniform set of job benchmarks in a single source of comprehensive data that enables consistent benchmarking capabilities across all countries in the survey. Customers participate in a single, web-based survey and receive access to every job from clerk to chief executive officer for over 70 countries. For example, a customer can determine what an accountant makes across all countries in the survey, with the same source, same methodology, same participants, and same currency.

Reduces compensation management costs.    We believe that our solutions are more cost-effective than other available offerings. Our on-demand model significantly reduces or eliminates the installation and maintenance costs associated with on-premises solutions. Our intuitive user interfaces enable our customers to find the right data, manage its application and configure overall compensation plans with little or no technical assistance. Furthermore, by integrating our software with our proprietary data sets, we provide our customers with a significantly less expensive compensation management solution than the traditional approach of separately purchasing combinations of consulting services, surveys and software applications.

Enables rapid deployment and scalability.    Our on-demand software can be deployed rapidly and provisioned easily, without our customers having to make a large and risky upfront investment in software, hardware, implementation services or dedicated IT staff. The delivery platform for our software enables the solution to scale to suit customers’ needs. Additional users with defined privileges can be granted access with minimal implementation time, and new applications, such as analytics, can be deployed quickly and transparently to existing customers.

Reduces turnover and improves identification and development of top performers.    Our on-demand software can be configured to an organization’s performance philosophies to uniformly identify top talent across the organization.

Aligns everyone with organizational goals. Our goal management module enables management to ensure that individual and group goals are aligned with organizational goals to keep employees focused on priorities and to monitor the execution of the business strategy.

Aligns pay with performance. The integrated pay and performance modules enable management to ensure that top performers are rewarded for their contribution as well as to ensure that all employees are paid equitably according to the organization’s pay-for-performance philosophy. This is critical for retention of top performers while also maintaining compliance and budget control. By integrating goal setting and performance reviews, the performance suite helps employees track their accomplishments throughout the year and compare capabilities with current or future job requirements. Employees can see which of their activities align with organizational goals and how they are adding value. This motivates employees to focus on their performance and development as a vital part of building their career.

Streamlines annual and date-scheduled performance review cycle. The performance management suite takes the drudgery out of the annual performance review process by automatically generating review forms with appropriate competencies for every job. Employee goal achievement is automatically added to the review form so that managers can accurately rate performance. Reviews also can be performed by multiple raters or may be scheduled based on anniversaries or any other date trigger to remind managers and employees to communicate more frequently about performance.

Improves visibility and management of high-potential talent. The succession planning module also improves the visibility of key talent or high-potential employees across the organization through performance reviews, detailed employee profile tracking, and comparison of talented employees to the requirements of positions before they become vacant. By comparing all employees against job requirements and highlighting their achievements, talented employees—who might otherwise go unnoticed or leave the company—may be surfaced.

Builds strong pipeline of future leaders. The succession planning module also enables organizations to plan their resources by positions or jobs, and to compare current employee competencies to those needed by the organization in the future. Specific successors may be identified for any number of positions based on their criticality, so candidates may undertake development to ensure a ready pipeline of future leaders.

Increases effectiveness of learning and development. Our proprietary job-competency models help employees and managers understand the competencies needed to perform their jobs, and to create learning and development goals appropriate for their gaps or career directions. This ensures learning and development activities that will directly impact employee performance and profitability. Customers can utilize their own competency or learning content as well to facilitate development.

Enables global rollout of performance management. The enterprise TalentManager suite facilitates efficient global rollout by enabling common standards and best practices for performance programs in any geography with language support for local cultures. Organizations have the ability to localize the terminology or practices to meet their business needs, and yet take advantage of a common platform that keeps implementation simple and cost-efficient.

Content

Our proprietary content is a core differentiator of our solutions. By providing comprehensive content embedded within our applications, we are able to assist corporate customers in achieving their compensation management and performance management objectives faster and more efficiently. The following diagram illustrates how we gather and process data and make it available to our enterprise customers through our software applications:

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

Enterprise and Consumer Data Sets

We have two proprietary data sets: one for our enterprise customers and one for consumer customers. Our enterprise data set contains base, bonus and incentive pay data for more than 3,600 positions held by more than 80% of U.S. employees and our consumer data set currently addresses more than 3,700 jobs held by more than 86% of the U.S. workforce.

Our enterprise solutions report data based on the most reliable sources available. Our enterprise customers may also incorporate data sources that they have independently acquired, which are then available for their exclusive use. Our enterprise data set also is augmented by compensation data from our customers, which they provide to us through surveys we conduct and which we do not include in our consumer data set. In addition, we provide a module in which an enterprise customer can store its own employee records to match to its preferred market sources and compare actual compensation, target compensation and market compensation.

Our lower-priced and free consumer products report data designed to provide a reasonably accurate estimate of the compensation pay levels for thousands of jobs in various types of organizations throughout the United States and Canada. The jobs reported in our consumer tools are primarily the major benchmark jobs available from numerous publicly available data sources. The purpose of the consumer tools is to educate the individual employee regarding the compensation decision-making process and to provide a reasonable approximation of the market for that individual’s job. We believe the best way for an employee and employer to have a productive conversation regarding compensation and pay for performance is for both to be educated about the process and current market values.

SEC Data Set

In addition to our proprietary market pricing data sets described above, we also maintain a complete data set of executive compensation and related data for more than 12,000 U.S. publicly traded companies. All compensation data included in this data set is obtained directly from filings made by these companies with the SEC. Our SEC data set also contains data on the compensation of directors from approximately 3,000 of the largest publicly traded companies. Our SEC data set is updated daily to reflect new public filings and we maintain the historical data in our SEC data set to facilitate comparisons.

We also include basic financial data on public companies in our SEC data set, which we purchase from Standard & Poor’s. This data is used to enable our customers to place compensation data in the context of a company’s financial performance.

Competency Content and Job Competency Models

In fiscal year 2008, we acquired the Schoonover competency content library with more than 1,800 leadership competencies and the ITG Competency Group with more than 1,200 job-specific competencies. The combined content library houses more than 3,000 competencies. We help customers build competency libraries as well as help them design competency models that can be deployed across the organization. Customers can purchase our competency content to build or augment their competency content. We offer customers six different types of competency content: business (general business knowledge and skills), individual, (knowledge, abilities and behaviors that drive personal effectiveness), functional, (technical skills and abilities associated with specific jobs), core (general competencies defined for all employees), management (competencies specific to managers and supervisors’ job tasks), and leadership (competencies specific to executive and leadership roles). Our off-the-shelf competency content and models by industry and job family including corporate enterprise, insurance enterprise, banking enterprise, retail enterprise, manufacturing enterprise, information technology, general leadership, healthcare administration as well as assessment tools, implementation guides and customization tools to tailor competencies to a customer’s organization. Each model contains competencies for 68 job families, 900 job profiles, more than 1,200 competencies, 3,600 learning references and 25,500 behavior indicators which include four proficiency level recommendations to measure success in a given job.

Products

We offer a suite of enterprise compensation management applications for enterprise customers that helps companies determine how much to pay new and existing employees and manage overall compensation programs. We also offer a suite of performance management applications to assist customers in establishing and tracking performance goals throughout their organizations, linking each employee’s pay to performance against these goals, and planning for talent needs and future succession. Along with our application suites, we provide our customers with implementation and data configuration services as well as assistance with the configuration of our compensation and performance management solutions to their organization’s unique business needs. In addition to our enterprise offerings, we also provide a series of consumer and e-commerce solutions through our website to provide compensation information and tools designed for the consumer. We provide these solutions on a subscription, transaction or ad-sponsored basis.

For the years ended March 31, 2008, 2007, 2006 and 2005, our subscription revenues derived from our TalentManager products comprised less than 10% of our total revenues, with the remainder of our subscription revenues being derived from our compensation management and data products. Our solutions consist of the following products:

Product Category	Product Name	Principal Revenue Type
Enterprise Solutions—Compensation Management Solutions	CompAnalyst (CA) Suite CA | U.S. Market Data CA | Canadian Market Data CA | Survey Center CA | Reporting & Analytics CA | Salary Structures CA | Merit Modeling CA | Executive	Subscription Subscription Subscription Subscription Subscription Subscription Subscription Subscription
	Compensation Consulting Services	Transaction
Small Business—Compensation Solutions	CompAnalyst Professional Edition	Subscription
	Salary.com | Professional Edition	Subscription

Compensation Surveys—All Sizes	Salary.com Compensation Market Studies	Transaction

	Salary.com Industry Surveys	Transaction

	Salary.com Consumer Goods Surveys	Transaction

	Salary.com IPAS Survey	Transaction

Enterprise Solutions—Performance Management Services

TalentManager (TM) Suite

TM | Performance Management

TM | Compensation Planning

TM | Incentive Management

TM | Succession Planning

TalentManager Professional Edition

ITG Job Competence Model

Schoonover Leadership Library

Subscription Subscription Subscription Subscription Subscription Transaction Transaction Transaction
	Salary.com Competency & HCM Consulting	Transaction

Consumer & E-Commerce Services	www.salary.com	Subscription/Ad-sponsored

	Salary Wizard	Subscription/Ad-sponsored

	Salary Center	Subscription/Ad-sponsored

	Personal Salary Report Subscription	Subscription

Enterprise Solutions

Compensation Management Products

CompAnalyst (CA) is a suite of on-demand compensation management solutions for use by compensation professionals in large and small organizations. CompAnalyst is built around a core data set of accurate, employer-reported market data that is benchmarked and mapped for jobs held by more than 80% of U.S. employees. Customers get immediate access to a complete source of data to value jobs, participate in surveys and analyze pay competitiveness including the following applications:

CA | Market Data: Provides customers of all sizes easy access to a single source of accurate and trusted compensation data for over 3,700 benchmark jobs in companies of all sizes, across 21 industries, 29 company size categories and across all U.S. geographies (243 geographic listings including regions, states and major metropolitan areas) as well as more than 650 benchmark jobs in Canada. Customers can also quickly find the market price for any benchmark job or create and price a “hybrid job” by mixing multiple jobs together.

CA | Survey Center: Provides customers with a centralized, online repository for managing and performing market pricing with third-party surveys that they acquire and own themselves. The solution also simplifies the customers’ participation in multiple surveys. Our easy-to-use tools enable customers to age, weight, adjust and combine data from multiple sources to produce market rates for use in compensation program design and analysis activities. Customers can use this functionality when they have specific data sources and weightings they choose to employ in determining market pricing. The Survey Center module also simplifies and speeds up the customer’s survey participation process by leveraging data already stored within the module—including employee pay and demographic data as well as the company’s job matches to survey vendor jobs—and exporting survey participation files in the specific survey vendor’s preferred format.

CA | Reporting & Analysis: Enables organizations to assess external competitiveness against internal equity by comparing actual pay practices to market data developed in CA Market Data or Survey Center. Customers may analyze trends by year, compare pay practices across groups of employees (e.g., by region, business unit, Equal Employment Opportunity Commission protected class) and create custom queries to meet their analysis needs. Customers can also store data and use it to conduct historical comparisons.

CA | Salary Structures: Facilitates streamlined analysis of cost scenarios related to internal salary structures and distribution of merit budgets. Provides customers visibility into internal equity and helps customers assess salary structures against market rates. Customers can analyze current pay structures and model the budget impact and cost of new structures and proposed changes. The Salary Structures module enables customers to assess the alignment of pay practices with the external market and internal targets, and to perform “what if” analysis to support recommendations for changes in compensation program design. Customers can seamlessly integrate with the merit modeling module and link to the performance module to verify where an employee fits within the salary structure when determining appropriate pay for performance.

CA | Merit Modeling: Models the cost of performance-based merit increase programs. Customers can build merit matrices to meet budgets based on parameters for performance and range placement or market index. Customers can model with historical data or expected performance distributions and compare the cost of multiple scenarios for the determination of appropriate merit budgets. This module provides quick and easy tools to measure the impact of merit increases for financial and strategic planning purposes, and integrates with compensation planning and performance management.

CA | Executive: Allows CEOs, CFOs, executive compensation specialists, board members and consultants to instantly analyze and review compensation information disclosed in filings with the SEC for more than 12,000 public companies. The data available with this product, which is updated daily, includes pay, incentive compensation, Black-Scholes values, benefits, director compensation, financial and stock performance data and more. CompAnalyst Executive’s functionality includes the ability to build and analyze peer groups by industry, size and location, as well as company financial performance measures and executive and director pay measures.

CompAnalyst | Professional Edition: Targeted to businesses with under 350 full-time equivalents, or FTE’s; provides market content and software, similar to CompAnalyst market content, except with less data and functionality. Our sales force sells this application to smaller businesses.

Salary.com Professional Edition: Targeted to businesses with less than 100 FTE’s and offered via the web in a self-service subscription model. This data product is similar to CompAnalyst Professional Edition, but contains data only on small companies.

Salary.com Job Valuation Reports: This report is designed for use by HR departments to price a single job. It allows users to view a report on the appropriate market compensation data for that job and, if they desire, recommend adjustments to reflect the particular experience, education and other factors specific to an employee currently in the job. The job valuation report also includes basic explanations of how to use the data and how to explain market pricing practices to an employee. We sell this application to employers through our website and our partners’ websites.

Salary.com Compensation Market Studies: These survey-like reports aggregate the data, generally for 50 to 200 related job titles within an industry group, typically within the same job family (for example, finance and accounting) or the same level (for example, executives). We have more than 100,000 of these reports that we sell to employers through our website and our partners’ websites.

Salary.com Industry Surveys: We run compensation and benefits surveys, some of which are sponsored directly by us and others of which are sponsored in partnership with industry associations or other external sponsors. To conduct a survey, we solicit companies to submit actual pay data for their employees to us. We analyze, aggregate and anonymize their data and report the results back to participating companies. Typically, we charge participants a fee and we also may sell final reports to non-participants for a higher fee.

Salary.com | IPAS Global Survey: Provides global compensation content-rich software to value jobs and total compensation factors for companies in the high technology industry through our IPAS survey software. Customers must participate in compensation surveys and subscribe to the on-demand software to access compensation information. Customers can access a single source of compensation content from clerk to chief executive officer in over 70 countries.

Salary.com | Consumer Surveys: Provides industry-specific compensation content and reports to value jobs in the consumer retail industry. Customers must participate in the compensation surveys and purchase the reports to access the compensation data for the four consumer goods markets including: Specialty Retail, Luxury Goods, Footwear and Apparel.

PayScore: This product is a salary qualification service which helps mortgage professionals gain efficiencies in the application process. PayScore combines data and software to enable lenders to better qualify applicants’ salary claims, improve credit decision making and provide an audit trail for compliance purposes.

Performance Management Products

TalentManager is a suite of on-demand performance management solutions that provides the essential workflow to link pay to performance, improve performance management interactions, and develop a strong pipeline of future leaders across the enterprise. TalentManager enables an organization to manage goal setting, performance reviews and incentive plans, and to link these critical activities to the relevant compensation programs to administer the organization’s pay-for-performance program—all within a single integrated application. Our TalentManager suite includes the following modules:

Performance Management: Enables the communication and setting of goals and targets by employees and managers as well as the tracking of performance against those goals. The system enables organizations to establish corporate level goals and to cascade those goals throughout the organization to ensure alignment and results. The system automatically brings employee goals to the employee’s performance review along with their accomplishments to date to streamline the review process and facilitate better employee-manager interactions. Performance Management is fully integrated with compensation planning, succession planning and incentives. We can link any goal or other component of performance to a virtually unlimited number of pay programs to reflect the organization’s pay-for-performance philosophy.

Compensation Planning: Enables organizations to automate and control the process of allocating salary increases, budget pools, lump sum adjustments and basic bonus plans. Within TalentManager, HR and finance departments can set rules or guidelines that dictate the limits and the approval process for any component of the compensation decision-making process. By setting all of the rules in one system, which programmatically enforces the process, the entire organization can easily and efficiently adhere to policies and control procedures while ensuring equitable pay-for-performance.

Incentive Management: A configurable and customizable application capable of managing complex formulaic incentive plans. Incentive plans vary significantly among and within organizations and can have complex rules and payout structures. This module is used when organizations have multiple incentive plans with similar structures typically based on corporate key performance indicators (KPIs), as well as individual goals and targets that tailor the incentive compensation for the individual. Although the standard Compensation Planning module includes features to address basic variable compensation, many organizations need the additional sophisticated algorithm and payout administration available in the Incentive Management module.

Succession Planning: Enables companies to plan resources, create succession plans and easily identify backup candidates with the necessary skills, competency ratings and performance history. The system also allows resource planners to determine and manage gaps in skills or competencies needed for jobs or position that will be required to execute the business strategy. Customers can assess candidates, recognize skill gaps and create appropriate development plans to build sufficient bench strength and ensure a consistent pool of high potential employees for critical roles across the organization. Managers and executives can streamline planning for vacancies to minimize risk and quickly fill key leadership roles to manage transitions to minimize impact on the business. Identifying succession candidates early enables organizations to implement employee development plans, close skills gaps, and ensure that effective leaders are fully ready to assume critical roles when the time comes.

TalentManager Professional Edition: Provides a configurable, scaled down version of the enterprise TalentManager performance and compensation management software targeted to companies with less than 500 FTE’s. The professional edition enables smaller employers to deploy the best practices of larger organizations to motivate and reward teams through appropriate pay-for-performance programs—all without extensive HR oversight, heavy IT investment, or long implementation timeframes. The professional edition offers a menu of configurable components for performance, compensation planning and variable incentive programs in an easy to use and easy to maintain user experience.

Professional Services

Our CompAnalyst professional services teams handle new customer implementations, training and general help desk services for the CompAnalyst product line and all data products. The TalentManager professional services team handles all new customer implementations, configurations, training, and general help desk services for the TalentManager suite of applications. For implementations that are not strictly “plug and play,” our product-specific implementation teams provide initialization, configuration, training and general help-desk services. We also train our customers so that they can be more self-sufficient for future implementations. TalentManager customers generally require more professional services than CompAnalyst customers. Professional services in most cases are included as part of our subscription agreements and, to a lesser extent, are offered on an as-needed basis.

Compensation Consulting

Our team of certified compensation professionals helps customers analyze and deliver compensation best practices including assessment, design and implementation of new processes. Our compensation assessment service provides system diagnostic report to benchmark a company’s compensation system vs. industry best practices. In the design phase, our compensation consultants provide services to define, communicate and implement the organization’s compensation philosophy including the development of compensation policies and procedures, the design of market-based compensation, internal equity-based compensation programs and short- term incentive programs. In the implementation phase, our team aligns the scoped programs and handles all the necessary rollout and communication such as pay delivery policies regarding grade movement, promotions and out-of-range employees.

Competency-Driven HCM Management Consulting

Our human capital consulting practice helps organizations deploy competency-driven talent management systems to drive performance management and leadership development. We help organization design their talent systems around job-based competency content that they can deploy rapidly, manage internally and deliver consistently across the entire organization. Our team of industry experts, including competency and leadership development pioneer Dr. Stephen Schoonover, help senior executives identify the key competencies that reinforce a companies goals and culture; author and map competencies to jobs and job profiles, build competency models to drive identification and development of key internal leaders and build a curriculum to develop future leaders to drive business growth and results.

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

Our consumer and e-commerce products include:

www.salary.com:    Our destination website and marketing face of the company is an advertising and online subscription sales channel. Our internet media traffic averaged three million unique monthly visitors during the fiscal year ended March 31, 2008. According to a search we performed using Google, more than 50,000 external links direct consumers to our website for career information, salary negotiation and ways to determine their worth. The site includes calculators, memberships, newsletters and content around the topic of career and pay management for individuals, as well as related business content for small business and enterprise audiences. We believe that more than 90% of Salary.com’s traffic is organically generated and is not the result of substantial direct advertising and marketing on our part.

Salary Wizard:    Salary Wizard is an ad-sponsored salary calculator designed to provide non-scoped, national average base pay and total annual cash compensation ranges for the positions we track. Users may adjust the national average information to their desired location by selecting a metropolitan area or zip code, and the results will be adjusted using a geographic adjustment factor to estimate the pay level for that location. In 2008, we introduced new features to help users personalize their answers and see how they compare not only to what employers pay in their area but how their background compares to their peers in their local area. Salary Wizard also attracts visitors to our website and our syndicated partner network of sites and serves as an entry point for consumers and employers to purchase a report or subscription product from us. The product is used more than 3 million times per month by both individuals and businesses.

Salary Center:    Our syndicated product is a fully functional set of applications that deploy onto our partners’ websites to power the compensation section of their websites in a co-branded manner. For example,

Monster’s Salary & Benefits area is populated with Salary.com tools and the content is hosted and managed by Salary.com. The syndicated Salary Center product typically includes advertising inventory and e-commerce reports for which partners share revenue with us. Our partners include Monster, CNN Money, Yahoo! Hotjobs, Dice, Business Week, the New York Times, ADP and over 575 other companies representing more than 2,500 discrete websites.

Personal Salary Report Subscription:    This application is a premium 14-page report providing individuals with an HR-quality assessment of their worth in the job market. The report also educates the subscriber about how employers determine compensation and advises the subscriber on how to negotiate salary for a win-win outcome.

In addition to these online offerings, we also sell space for third-party advertisers to deliver their messages to users of our website. Advertisers will pay for targeted inventory space adjacent to content that will be viewed by certain types of consumers. We believe our advertising inventory is attractive to advertisers because we provide a large volume of exposure opportunities and we can link those opportunities to a variety of consumer demographic factors, such as job title, location and income. Advertisers that purchase this inventory include job boards, recruiters, colleges and universities and financial services firms.

Compensation Team

We believe that one of the most significant differentiators between us and our software competitors is our compensation team. In addition to hiring experienced compensation professionals from industry, many of whom are certified compensation professionals, we train our technology personnel about compensation and our compensation personnel about technology, so that each group possesses both the HR and the technological expertise essential to our products. We believe that this combined expertise enables us to design our software and data sets in a sophisticated and useful manner for our customers. We also try to ensure that employees with compensation experience are deployed throughout our organization. Historically, we have moved compensation professionals into roles within sales, product management, and professional services. In this way we are able to embed compensation knowledge, skills and abilities in all aspects of what we do, and we believe this enables us to position our domain expertise as a true competitive advantage.

Research & Development

Our research and development efforts are focused on improving and enhancing our existing on-demand service offerings as well as developing new products, features and functionality. Expansion of our solutions into new areas often involves a multiple-year commitment to enter a new business, and we seek new product opportunities related to compensation, performance and talent management. When we extend an existing application or data set, our development costs are relatively low. When we innovate in an area requiring the development of a new data set, our development costs increase due to the high initial fixed costs of entering the new area and also building original software functionality. Once the initial investment in a new area has been made, however, the ongoing costs to maintain a data set and extend a product are often significantly less than the costs of maintaining the typical installed software product. Research and development expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $4.9 million, $4.1 million and $2.2 million, respectively.

Technology

We pioneered hosted, multi-tenant, on-demand software when we launched our first product in 2000. Our on-demand software is a highly scalable, multi-tenant application platform written in CSS, XML, DHTML, Visual Basic, C++, Java and C# for the .NET framework and COM+ and MSMQ for the Windows operating systems. We use commercially available hardware and a combination of proprietary and commercially available software, including Microsoft SQL Server, Microsoft IIS Server and Microsoft Windows.

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

Operations

We serve all of our customers from a third-party network operations facility located in Watertown, Massachusetts. This facility — operated by AT&T — provides around-the-clock security personnel, photo ID/access cards, biometric hand scanners and sophisticated fire systems. The overall security of each data center (inside and outside) and network operations center are monitored by digital video surveillance cameras 24 hours a day, seven days a week. In addition, redundant bandwidth, on-site electrical generators and environmental control devices are used to keep servers up and running. We continuously monitor the performance of our service. We have a comprehensive security infrastructure, including firewalls, intrusion detection systems and encryption for transmissions over the Internet. We monitor and test this security infrastructure on a regular basis. Our site operations team provides system management, maintenance, monitoring and back-up. We run tests regularly to ensure adequate response from our sites and conduct production environment reviews for hosting capacity, expansion and upgrade planning. We also monitor site availability and latency. We own or lease and operate all of the hardware on which our applications run in the network operations facility.

To facilitate high availability of our solutions and loss recovery, we operate a multi-tiered system configuration with redundant bandwidth, load balanced web server pools, replicated and clustered database servers and fault tolerant storage devices. Data sets are restored to hot standby database servers using transaction logs shipped from primary production database servers. This solution is designed to provide near real-time failover service in the event of a malfunction with a primary clustered database or server. Full backups of all data sets take place nightly and are archived to tapes. These tapes are rotated offsite to a separate facility managed by Iron Mountain. We also maintain a fully redundant site, located within our headquarters, which would serve as our primary site in the event that a disaster was to render the network operations facility inoperable. Our real-time backups are stored on servers in our corporate headquarters. Although we have not experienced a failure of our third-party network operations facility, we believe that if such facility became inoperable, most of our products would be available to our customers with minimal interruption in service.

In 2008, we successfully completed the Statement on Auditing Standards No. 70 (SAS 70) Type II audit and received our SAS 70 Type II Certification. The SAS 70 is an internationally recognized auditing standard developed by the American Institute of Certified Public Accountants (AICPA). It defines the professional standards used by auditors to assess the internal controls of a service organization. The SAS 70 audit reports on the internal controls and safeguards service organizations have in place to process data belonging to its customers. The audit, conducted by an independent service auditor, focused on six key areas: information technology organization and access security, applications system development, implementation and maintenance and computer operations.

Sales and Marketing

We sell our enterprise solutions primarily through our direct sales organization and to a lesser extent through indirect channels. As of March 31, 2008, our direct sales force consisted of 96 employees. We employ business development representatives to call potential enterprise customers to book initial demonstrations and to qualify customer leads. Once a lead is qualified, our account executives assess customer needs, complete demonstrations and close sales, primarily by telephone and via web-based product demonstrations. We also employ account managers who maintain on-going or post-sale relationships with subscribers, manage renewals and generate interest from existing customers to purchase additional products. In addition, our sales engineers and compensation professionals assist with sales to customers with particularly complex needs and provide post-sales customer support. Most of our sales personnel are located in our headquarters in Waltham, Massachusetts. We also have an advertising and syndication sales team, which works in much the same way as our enterprise product sales team, but focuses its efforts on selling and marketing advertising on our website and syndication of our consumer offerings to other websites. Although we have relationships with many partners, including websites and consulting firms, these partners accounted for less than 10% in the aggregate of our total revenue in the fiscal years ended March 31, 2008 and 2007.

Our marketing program is anchored by an integrated communications strategy that supports the core of our brand and value proposition. Our marketing programs include direct mail and email campaigns, using our website to provide product and company information, advertising in both print and online media, search engine marketing, issuing press releases on a regular basis and launching events to publicize our service to existing customers and prospects. We build our brand through our website, syndication and public relations, all of which are intended to increase market awareness of us as a top-tier provider of on-demand compensation management solutions, as well as a leading website for free information about compensation. Furthermore, our thought leaders are frequently sought as expert commentators by major media, including television, radio, newspapers and mainstream and trade magazines. We believe that this is a critical component of our branding program and positions us as an expert in the compensation field. In the fiscal year ended March 31, 2008, our television and radio appearances were viewed more than 50 million times and our print appearances were viewed more than 200 million times. We also conduct seminars, participate in trade shows and industry conferences, publish white papers on HR issues and develop customer reference programs.

In May 2008, we announced new marketing and sales initiatives designed to accelerate growth and expand our leadership position in the compensation and employee performance management markets. Over the next two years, we plan to re-invest up to $10 million in marketing and hire up to 100 sales people to support new product offerings. The marketing investments are expected to extend our compensation brand globally and build awareness among a new set of buyers in organizational and leadership development. We plan to incrementally hire up to 100 sales people to build out our competency, international, small business and strategic sales teams to penetrate new buying groups and new geographic markets over the next two years.

Customers

As of March 31, 2008, we had nearly 2,800 enterprise subscribers, in various industries, who spend from $2,000 to more than $100,000 annually. No single customer accounted for more than 3% of our revenue in the fiscal years ended March 31, 2008 or 2007. Below is a representative list of companies who were customers as of March 31, 2008, grouped by industry category and number of employees in the business unit we serve.

Industry	10,000+Full-Time Employees	1,000 to 9,999 Full-Time Employees	Less than 1,000 Full-Time Employees
Transportation	Southwest Airlines	CHEP	Air France USA
	Greyhound Lines, Inc.	Covenant Transportation	Mexicana Airlines
	Old Dominion Freight Line, Inc.	Saia Motor Freight Line	Singapore Airlines
	Amtrak Passenger Railroad	Expedia, Inc.	Virgin Atlantic
	Swift Transportation Co., Inc.	Norwegian Cruise Lines	Alaska Railroad

Retail	Amazon.com, Inc.	Lifetime Fitness	Guess?, Inc.
	Wal-Mart Stores, Inc.	Lord & Taylor LLC	Harry Winston
	Hallmark Cards, Inc.	eBay, Inc.	Rolex Watch USA
	Steve and Barry’s LLC	Tiffany & Co.	Eastern Mountain Sports
	Target Corporation	Chanel USA, Inc.	Quiksilver, Inc.
	Williams-Sonoma, Inc.	J. Crew Group, Inc.	Ikea North America, Inc.

Industry	10,000+Full-Time Employees	1,000 to 9,999 Full-Time Employees	Less than 1,000 Full-Time Employees

Publishing	Bertelsmann, Inc.	BBC Worldwide Americas	The Motley Fool, Inc.
	Google	ESPN, Inc.	XM Satellite Radio
	Jostens	VistaPrint USA, Inc.	National Public Radio
	Thomson Reuters	John Wiley & Sons The New York Times Company	Harvard Business School Publishing Corporation

Consumer Products	Yahoo! Inc.	Ticketmaster	Comcast Corporation
	Sony Corporation of America	Nu Skin Enterprises	FUJIFILM Dimatix, Inc.
	AMF Bowling	Deluxe Corporation	Heineken USA
	Stanley Works	Dreyer’s Grand Ice Cream	Zipcar, Inc.
	La-Z-Boy Incorporate	Electronic Arts	Duraflame Inc.
		National Football League	Birkenstock, USA LP

Financial Products and Services	Alfa Corporation	First Capital Corporation
	Commerce Bank	Imperial Capital Bank	Chicago Board Options Exchange, Inc.
	Dollar Bank	Mastercard International	Eastern Financial Federal Credit Union
	E*Trade Financial Products	New York Stock Exchange, Inc.	Five Star Bank
	Digital Federal Credit Union	Robert W. Baird & Co. Inc.	Freedom Mortgage Corporation
		Trans Union, LLC	Midland Credit Management, Inc.
		Trustmark National Bank	OceanFirst Bank
		Wilmington Trust Company	SchoolsFirst Federal Credit Union

Manufacturing	Apple, Inc.	Analog Devices	Evergreen Solar, Inc.
	Dell, Inc.	Dresser, Inc.	Benchmark Electronics
	EMC Corporation	Oshkosh Truck Corporation	Hitachi Computer Products
	Black & Decker	Scotts Miracle-gro Company	Gates Rubber Co.
	Covidien	Roche Diagnostics Corporation	Hewlett Packard Financial Services
		Research In Motion Inc.	Nikon, Inc.

Healthcare	New York Presbyterian Hospital	Adventist Healthcare	Spectra Laboratories
	Sanofi-Aventis	Cincinnati Children’s Hospital	Calvary Hospital, Inc.
	Hospital For Special Surgery	Evanston Northwestern Healthcare	Christian healthcare Center
	University of North Carolina Hospitals	Franciscan Hospital for Children	Huntington Memorial Hospital
	Lutheran Medical Center	Nevada Cancer Institute	Mercy Hospital Miami
	Yale New Haven Health System	Palmetto Health	Oakwood Healthcare

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

We believe the principal factors that generally determine a company’s competitive advantage in the compensation management and performance management markets include the following:

•	a large installed customer base;

•	a well-known and respected brand;

•	breadth and depth of proprietary content;

•	the ability to offer both powerful software and technology and accurate compensation data in a single offering;

•	experienced sales and distribution capabilities;

•	ease of deployment;

•	low cost of ownership;

•	a suite of products (rather than individual point solutions); and

•	an integrated platform (e.g., in which pay and performance software and data are linked).

We face competition primarily from five sources:

•	generic desktop software and in-house or custom-developed solutions;

•	established software vendors offering products specifically designed for compensation management, performance management and/or talent management;

•	established compensation and HR consulting firms;

•	other websites and advertising venues; and

•	existing and future start-up companies offering software, data, and e-commerce compensation solutions.

Generic desktop software and in-house or custom-developed solutions:    Perhaps the most common applications in use today are generic desktop software tools such as Microsoft Excel and Microsoft Access, as well as other commercially available software solutions not specifically designed for compensation or performance management. Compensation professionals at organizations of all sizes routinely use these generic software tools to develop in-house or home-grown solutions. Although we believe our CompAnalyst and TalentManager offerings are superior to these home-grown, partially automated solutions, some potential customers may be reluctant to switch both because of the cost of our solution and because of the perceived risk they face in giving up direct control over their sources of data.

Established software vendors:    Established HR software vendors compete with both our CompAnalyst and TalentManager solutions. In addition, the market for our TalentManager solution is extremely competitive and includes several companies that are more established and have greater financial, technological and marketing resources than we do. As a result, we expect to face intense ongoing competition in this segment of our business, which could affect our ability to increase or maintain market share in the performance management arena. These software vendors include, without limitation, Authoria, Inc., Economic Research Institute, Inc., Equilar, Inc., Halogen Software Inc., MarketPay Associates LLC, Payscale, Inc., SuccessFactors, Inc., Workscape, Inc. and Workstream Inc.

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

We expect over time that certain of these companies may also seek to offer compensation and performance management products in competition with us. These large, traditional players in the HR space could focus their considerable financial, technical, marketing and sales resources on various segments of our business, either by developing their own products in-house or purchasing another company. To the extent such efforts are successful, it is possible that these new competitors could rapidly acquire significant market share.

Established compensation and HR consulting firms:    The market for compensation management data and services has traditionally been dominated by large consulting firms, such as Mercer LLC and Watson Wyatt Worldwide, Inc., many of which have greater financial, sales and marketing, management, service, support and other resources than we have. Such firms have traditionally offered an expensive but fully customized compensation management solution to the nation’s largest enterprises. In addition, several of these firms have invested in software-based compensation management tools. Therefore, we face two types of competition from established consulting firms:

•

First, their customized consulting services represent an alternative to our CompAnalyst suite, particularly in larger organizations, which frequently have long-standing and well-entrenched relationships with compensation and HR consulting firms.

•

Second, some established HR consulting firms offer software that competes directly with certain modules of both our CompAnalyst and TalentManager product lines. Although we believe that our software products compete favorably with those offered by consulting firms, some of these firms have far greater resources than we do and as a result may compete successfully with our CompAnalyst and TalentManager solutions.

Other websites and advertising venues:    Our advertising-sponsored offerings (Salary Wizard, www.salary.com, and Salary Center) compete with a wide variety of other websites and online media for advertising dollars. To the extent these competitors are able to offer advertisers more effective or cost-efficient means of marketing their product and services, we may be unable to grow, or face reduced revenues from some or all of our advertising-based products.

Existing and future start-up software, data, and e-commerce companies:    A number of smaller, early-stage companies offer products that compete directly with one or more of our product lines. Although many of these young companies may have fewer resources than we do, to the extent they are successful in their efforts, we may face more effective competition from them in the future, and our financial performance may suffer as a result. In addition, because the market for compensation and performance management software and services, as well as e-commerce compensation products, is nascent and rapidly evolving, we expect additional, as yet unformed, companies to enter our markets in the future. To the extent this occurs, some or all of our product lines will face greater competition in the future, which may materially adversely affect our financial performance.

Intellectual Property and Proprietary Content

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have two U.S. issued patents (one for our proprietary methods for calculating market pricing across our data sets and one for our Salary Wizard product), each of which expires in 2022, and three pending U.S. patent applications, as well as related patents and patent applications in other jurisdictions. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation, data and other proprietary information.

We pursue the registration of our trademarks in the United States. Currently, our CompPlanner, Salary Wizard, CompAnalyst, CompAnalyst Executive, eComp, IPAS, TalentManager, and Survey Center marks are federally registered in the U.S. In addition, we have applied for registration of the following trademarks: Salary.com, PayScore and FlexTenant.

We currently license some of the content used to build our compensation data sets from numerous providers pursuant to data reseller, data distribution, and license agreements with these providers. Our data sets are generally derived from market data as collected in salary surveys. This information is used as one of several inputs to our data set calculation methodology. Most of the licenses for this content are non-exclusive. We cannot ensure that the data we require for our data sets will be available from such sources in the future or that the cost of such data will not increase. Because we have content from numerous providers, we believe that the loss of any one license would not substantially affect the quality of our data sets. In addition, if a third party successfully asserted a claim that our use of data has violated our agreement with them or infringed upon their copyright, we may be required to remove the applicable data from our data sets and regenerate our data sets without such data.

Although the protection afforded by patent, trademark, copyright and trade secret laws may provide some advantages, we believe that our ability to maintain our competitive position is largely determined by such factors as the technical skills of our personnel, the breadth and depth of our proprietary data sets, new product developments and product enhancements.

Substantial litigation regarding intellectual property rights exists in the software industry. From time to time, in the ordinary course of business, we may be subject to claims relating to our intellectual property rights or those of others, and we expect that third parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly as we expand the complexity and scope of our business, the number of similar products increases and the functionality of these products further overlap. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies, primarily from Microsoft, that are incorporated into some elements of our services. Although we do not believe that any one license is material to our operations, licenses from third parties may not continue to be available to us at a reasonable cost, or at all. In addition, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services.

Seasonality

We experience some seasonality in our business cycle, resulting in cash flows from operating activities typically being lower in our fiscal first and second quarters and higher in our fiscal third and fourth quarters.

Employees

At March 31, 2008, we had 366 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers and Key Employees

The following table provides information regarding our executive officers and key employees as of June 1, 2008:

Name	Age	Position(s)
Kent Plunkett*	45	Chairman, President and Chief Executive Officer
Yong Zhang*	40	Executive Vice President, Chief Operating Officer, Chief Technology Officer and Director
Bryce Chicoyne*	39	Senior Vice President and Chief Financial Officer
William H. Coleman*	45	Senior Vice President and Chief Compensation Officer
Meredith A. Hanrahan*	46	Senior Vice President and Chief Marketing Officer
Teresa A. Shipp*	46	Senior Vice President of Sales
Christopher J. Fusco*	43	Vice President of Compensation and Data Operations
Andrew Linn	49	Senior Vice President of Global Data Products
Elliot J. Mark	43	Senior Vice President, General Counsel and Secretary
Dean Vassiliou	39	Vice President of Professional Services
Mark Albrecht	56	Vice President of Product Marketing, Talent Management Solutions
Nicholas Camelio	37	Vice President of Human Resources
Douglas W. Crisman	59	Vice President and General Manager, Competency Products
Joseph E. Duggan	53	Vice President and Co-General Manager, ICR Division
Dana Freeman	46	Vice President of Product Management
Brent Kleiman	39	Vice President of Marketing and General Manager, Small Business
John McCammond	49	Vice President of Business Development
Thomas A. Samalis	60	Vice President and Corporate Controller
Stephen Schoonover	61	Vice President of HCM Consulting
Roger C. Sturtevant, Jr.	47	Vice President and Co-General Manager, ICR Division

*	Denotes executive officer

Kent Plunkett founded Salary.com and has served as our Chairman, President and Chief Executive Officer since 1999. Prior to founding Salary.com, Mr. Plunkett was CEO of Bumblebee Technologies Inc., a career software publisher, from 1996 through 1999, held a leadership role at InfoSpace, Inc., an online content syndication company, including online white and yellow pages, private-label search and mobile entertainment, in 1996 and Director of Business Development for Pro CD, Inc., a CD-ROM electronic directory publisher of white pages, yellow pages and mapping content, from 1995 through 1996. In 2007, Mr. Plunkett received the Ernst & Young Entrepreneur of the Year award in the business and financial services category for the New England region. Mr. Plunkett holds an A.B. degree from Georgetown University and an M.B.A. from the Harvard Business School and is a Certified Compensation Professional.

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

Bryce Chicoyne has served as our Senior Vice President and Chief Financial Officer since May 2008. From August 2004 to May 2008, Mr. Chicoyne was the Chief Financial Officer of Harvard Bioscience, Inc., a developer and manufacturer of products for the clinical and research industries. Prior to joining Harvard

Bioscience, Mr. Chicoyne served from December 2002 to August 2004 as Director of Financial Reporting with Apogent Technologies Inc. (now a subsidiary of Fisher Scientific Inc.), a developer and manufacturer of products for the clinical and research industries. From May 2000 to December 2002, Mr. Chicoyne served as the Manager of Financial Reporting of Sonus Networks, Inc., a provider of voice over IP infrastructure solutions for wireline and wireless service providers. Mr. Chicoyne holds a B.S. in accounting from the University of Southern New Hampshire and an M.B.A. from the F.W. Olin School of Business at Babson College.

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

Andrew Linn has served as our Senior Vice President of Global Data Products since July 2005 and served as our Senior Vice President of Product Management from 2000 to July 2005. Prior to 2000, Mr. Linn served in various capacities with One Source Information Services (and its predecessor, Lotus Development Corporation), including Group Product Manager and Product Manager from November 1988 through January 2000, an aggregator of business and company information. Mr. Linn holds a B.S. from the Wharton School at the University of Pennsylvania and is a Chartered Financial Analyst, a Certified Compensation Professional and a World at Work certified Global Remuneration Professional.

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

Nicholas Camelio has served as our Vice President of Human Resources since June 2007. From January 2006 to March 2007, Mr. Camelio was the Vice President of Human Resources for BrassRing Inc., an enterprise application talent management solution provider. From February 2001 through January 2006, Mr. Camelio served as Senior Director of Human Resources at BrassRing Inc., and prior to that was a Regional Human Resources Director for Vignette Corporation, an enterprise software company. From 1992 through February, 2000, Mr. Camelio held a variety of positions at Lotus Development Corporation and International Business Machines (IBM), including Human Resources Director for the North American Sales and Services organization. Mr. Camelio holds a B.S. from Bentley College and is a member of World at Work, the American Society for Training and Development, the Society of Human Resource Management and a certified Myers-Briggs professional trainer.

Douglas W. Crisman joined Salary.com in August 2007 as part of the ITG Competency Group acquisition, and now serves as a Vice President of Salary.com and General Manager of our competency business. Mr. Crisman was the President and sole owner of ITG from 2006 to August 2007. In 2001, Mr. Crisman founded Oldhorses, Inc., a consulting firm assisting business owners in growing their businesses. From 2000 to 2001, he was the Chief Operating Officer of the e-commerce group of the American Arbitration Association, a dispute resolution organization. Mr. Crisman holds a B.A. in Management and Data Processing from Boise State University. He currently sits on the Executive Committee for SIM New Jersey and the Board of Directors for Glen Wild Lake Association, and is a member of Vistage International and ACG International.

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

Brent Kleiman has served as our Vice President of Marketing and General Manager, Small Business since November 2007. From December 2003 through October 2006, Mr. Kleiman held various executive roles at Deploy Solutions (acquired by Kronos), a leading provider of recruiting and hiring software and services. Kleiman spent August 1996 through December 2003 in leadership positions at Humetrics, a company specializing in hourly employee hiring automation. From January 2000 through December 2003, Kleiman served as Humetrics’ President and CEO, which was then acquired by Deploy in late 2003. Prior to Humetrics, Kleiman led successful teams in general management and brand marketing for the Procter & Gamble Company and Heublein. Kleiman holds a B.A. in Business with a concentration in Finance and Marketing from the University of Texas at Austin and an M.B.A. from the Harvard Business School.

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

Stephen Schoonover, M.D. joined us in December 2007 as Vice President of Salary.com HCM Consulting Practice. For the past twenty-five years, Dr. Schoonover has designed and implemented performance development systems. He pioneered the development of a competency-based leadership framework and has delivered competency consulting engagements for a variety of leading Fortune 100 companies. Dr. Schoonover is an authority on the successful implementation of competency-driven human capital management and published several key studies, including Competency-Based HR Applications: Results of a Comprehensive Study in partnership with the Society for Human Resource Management and Arthur Andersen; a study for the Society for Human Resource Management on human resource competencies “Human Resource Competencies for the Year 2000: The Wake Up Call” published by SHRM and its companion piece, Human Resource Competencies for the Year 2000: A Professional’s Toolkit for Performance Development. Dr. Schoonover is a board-certified psychiatrist and a graduate of Harvard College and Harvard Medical School. He was on the academic faculty at Harvard Medical School for over 15 years, taught in Harvard’s department of psychology and currently teaches courses at Kellogg School of Management.

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

Facilities

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Waltham, Massachusetts, where we lease approximately 62,000 square feet under an agreement that expires in 2009. Additionally, we lease approximately 18,800 square feet of office space in Shanghai, China, which is the headquarters of SDC China Limited, our wholly foreign owned enterprise. We primarily conduct research and development in the Shanghai office. We have multiple leases for contiguous office space with two year base terms, the first of which expires in 2008. Each lease has a two year extension option. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. We expect to occupy new headquarters in the metropolitan Boston area upon the expiration of our headquarters lease in 2009. As a result of our projected growth in headcount, we anticipate leasing more than 62,000 square feet long-term space. We will incur costs to relocate our headquarters and we expect that our rental costs for new space will be higher than our current rental costs due to the larger space and current market conditions. See Note 7 to the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for information regarding our lease obligations.

Internet Address

Our internet address is www.salary.com. We make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as soon as reasonably practical after such reports are electronically filed with the SEC. Our website is not incorporated by reference into this Annual Report on Form 10-K.

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

We derive, and expect to continue to derive for the foreseeable future, the vast majority of our revenues from on-demand compensation and talent management solutions, which is a relatively new and emerging market, making our business and future prospects difficult to evaluate. Many companies have invested substantial personnel and financial resources in their human resource, or HR, departments or have engaged outside consulting firms or HR Business Process Outsourcers, or HR BPOs, to obtain corporate compensation data and solutions, and may be reluctant or unwilling to migrate to on-demand software designed to address their compensation management needs. The market for on-demand software solutions is at an early stage of development, and it is uncertain whether an on-demand model such as ours will achieve and sustain the high level of market acceptance that is critical to the success of our business. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand software in general and on-demand compensation management software in particular. If businesses do not perceive the benefits of on-demand software, then the market may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market for on-demand compensation management. These challenges, risks and difficulties include the following:

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

Our solutions are primarily sold pursuant to subscription agreements, and if our existing customers elect either not to renew these agreements or renew these agreements for fewer applications or at a lower price, our business, financial condition and results of operations will be adversely affected.

Our solutions are primarily sold pursuant to annual or multi-year subscription agreements and our customers have no obligation to renew these agreements. As a result, we are not able to consistently and accurately predict future renewal rates. Our customers’ renewal rates may decline or fluctuate or our customers may renew for fewer applications or at a lower price as a result of a number of factors, including their level of satisfaction with our solutions, budgetary concerns or the availability and pricing of competing products. Additionally, we may lose customers due to the high turnover rate in their HR departments. If large numbers of existing customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

We have incurred operating losses in the past and expect to incur operating losses in the future.

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of March 31, 2008, our accumulated deficit is approximately $40.0 million. Our recent operating losses were $12.3 million for the fiscal year ended March 31, 2008, $8.3 million for the fiscal year ended March 31, 2007, and $3.0 million for the fiscal year ended March 31, 2006. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section in this Annual Report on Form 10-K:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	the amount and timing of revenue recognized in a particular quarter as a result of changes in the volume and mix of products and services sold in that quarter and prior quarters;

•	seasonality of our business cycle, given that our cash flows from operating activities are typically lower in our fiscal first and second quarters and higher in our fiscal third and fourth quarters;

•	our policy of expensing sales commissions in each year of our customer subscriptions;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	competition, including entry into the market by new competitors and new product offerings by existing competitors;

•	the amount and timing of expenditures related to expanding our operations, research and development, or introducing new products;

•	changes in the payment terms for our products and services; and

•	the purchasing and budgeting cycles of our customers.

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

We recognize revenue from our customers over the term of their subscription agreements with us or, if applicable, over the remaining term once configuration and acceptance of application services has occurred. The substantial majority of our quarterly revenue usually represents deferred revenue from subscriptions sold during previous quarters. As a result, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations until future periods. Our business model also makes it difficult for us to reflect any rapid increase in our customer base and the resulting effect of this increase in our revenue in any one period because revenue from new customers will be recognized over the applicable subscription agreement term.

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

We have developed new applications over time that have contributed to the growth of our business to date. For example, we initially launched CompAnalyst Market Data (formerly known as Job Analyzer) in 2000 and have since added CompAnalyst Survey Management, CompAnalyst Pay Analytics, which includes Reporting & Analysis, Merit Modeling and Salary Structures, and CompAnalyst Executive modules to create our CompAnalyst suite. Products in the on-demand compensation management market typically take years to develop widespread market acceptance. We expect to rely on newly introduced applications for a substantial portion of our growth for the foreseeable future. For example, in 2004, we introduced our TalentManager suite of enterprise pay-for-performance applications. We anticipate that, as with any on-demand compensation management application, it may be an extended period of time before TalentManager achieves market acceptance. If we are unable to continue to develop and launch new applications or if our new applications are not able to achieve market acceptance, our business, financial condition and results of operations will be materially adversely affected.

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

Increasing our customer base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our direct sales and marketing operations. We plan to continue to expand our direct sales force in our Waltham, Massachusetts office as well as expand our regional sales force. More specifically, over the next two years, we plan to incrementally hire up to 100 sales people to build out our competency, international, small business and strategic sales teams to penetrate new buying groups and new geographic markets. Over this same time period, we also plan to incrementally invest up to $10 million in marketing to extend our compensation brand globally and build awareness among a new set of buyers in organizational and leadership development. Competition for our direct sales personnel is intense. We may have difficulty hiring qualified candidates, particularly individuals with both compensation management and sales experience, or may incur additional costs related to training new employees without a compensation or sales background. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled direct sales personnel with appropriate qualifications. Furthermore, over the next two years we may be unable to meet the specific hiring and marketing investment goals summarized above, the results of such initiatives may not yield the desired results to grow and expand our business or brand awareness, and/or we may be unable to manage the resulting growth in headcount or marketing spend in an efficient and cost effective manner. In this event, our ability to increase our customer base and achieve broader market acceptance of our solutions could be jeopardized.

Our sales force currently consists primarily of direct sales personnel who sell our products over the telephone. As we expand our offerings and our customer base, it will be necessary for our sales personnel to increase the frequency of in-person meetings with our customers in order to sell our products, which will increase the costs incurred in the sales process, will require us to hire additional sales personnel and may extend the length of our typical sales cycle. We also plan to expand our field sales force.

Our expansion will require us to invest significant financial and other resources in the sales and marketing functions. Identifying and recruiting both in-house and field sales personnel and training them in the use of our products requires significant time, expense and attention. New sales personnel are often not profitable during their first year with us. Our business will be seriously harmed if the expansion of the direct sales force does not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire, develop and retain talented direct sales personnel or if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time.

If we fail to develop or maintain our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future applications and is an important element in attracting new customers and increasing business with existing customers. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. To date, we have developed our brand at a low cost primarily by partnering with large Internet companies who drive traffic to our web site. Our strategy of partnering with large Internet companies may not continue to build awareness of our brand at the rate we expect. If we are unable to rely on the low cost distribution strategy of partnering with these Internet companies, we would incur costs to replace this distribution which would adversely affect our results of operations. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer. More specifically, over the next two years, we plan to incrementally invest up to $10 million in marketing to extend our compensation brand globally and build awareness among a new set of buyers in organizational and leadership development. Failure to execute this plan in an efficient and cost effective manner could cause our business suffer.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior direct sales personnel with compensation management experience and engineers with high levels of experience in designing and developing on-demand software. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options or restricted stock they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, we may not be able to support our plan to hire up to 100 incremental salespeople over the next two years and our business and future growth prospects could be severely harmed.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between March 31, 2004 and March 31, 2008, the number of our full time equivalent employees increased from 68 to 366. We anticipate that additional growth will be required in order to increase our customer base and handle an increase in the volume of our business. More specifically, over the next two years, we plan to incrementally hire up to 100 sales people to build out our competency, international, small business and strategic sales teams to penetrate new buying groups and new geographic markets.

Our success will depend in part upon the ability of our senior management to manage growth effectively. To do so, we must continue to hire, train and manage new employees as needed. To date, we have not experienced any significant problems as a result of the rapid growth in our headcount, other than occasional office space constraints. However, our anticipated future growth, especially that which is planned over the next two years, may place greater strains on our resources. For instance, if our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees as needed, or if we are not successful in retaining our existing employees, we may not be able to handle any increase in the volume of our business or support the plan to hire up to 100 incremental salespeople over the next two years, and our business may be harmed. As we continue to grow, we may outgrow our current spaces in Waltham, Massachusetts and Shanghai, China or desire to open additional offices domestically and internationally, which will require us to expend additional financial resources and make it more difficult to manage employees not located at our principal headquarters and maintain uniform standards, controls, procedures and policies across locations. If we determine that it is necessary or desirable to open additional offices, whether domestically or internationally, management resources will be allocated to integrating new offices, handling cultural and language issues arising from international operations and managing costs associated with a multi-office organization. Such focus could divert management’s attention from managing ongoing business operations.

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

Our proprietary compensation data sets are comprised of extensive data. We obtain our data from a variety of sources, including major consulting firms and our partners, the SEC and other U.S. government agencies and other third party providers, and through our own research efforts. We generally obtain data on a non-exclusive basis and in a summary form. While we do not generally have an ability to resell such data in its entirety, we use such data internally in generating our proprietary data sets. We cannot assure you that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. From time to time in the past, third parties have sent us letters asserting that our use of data may have violated our agreement with them or infringed upon their copyright. Although we believe that our purchase and use of all third party surveys complies with copyright law and any applicable license agreements, we cannot assure you that we will prevail in any such claims asserted against us and any litigation, regardless of its validity, may involve significant costs and could divert our management’s time and attention from developing our business.

If any third party successfully asserts a claim that we have violated their copyrights or our license agreements with them, we may be required to remove the applicable data from our data sets and regenerate our data sets without such data. Additionally, we may no longer be able to obtain data from the provider or other providers on reasonable terms, if at all. Any inability to obtain data may have a material adverse effect on our business, financial condition and results of operations.

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

One of our business strategies is to selectively pursue the acquisition of companies that would either expand the functionality of our compensation management and talent management solutions or provide access to new customers or markets, or both. In December 2007, we acquired the assets of Schoonover Associates, Inc. (SAI), a leading provider of competency management data and consulting services. In August 2007, we acquired the assets of ITG Competency Group, LLC (ITG), a leader in the competency model content business. In May 2007, we acquired ICR Limited, L.C. and ICR International Ltd. (ICR), a premier provider of specialty consumer goods and global technology compensation data and software. In April 2006, we acquired the assets of the eComp division of Aon Consulting, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Additionally, we also may enter into business relationships with other organizations in order to expand our offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other organizations. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired organizations, technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from customers obtained through acquisitions than we do from existing customers. Additionally, to the extent we expand into new facilities, we may have difficulty maintaining uniform standards, controls, procedures and policies across locations. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

As we continue to extend our operations outside of the United States, we may become subject to various data protection regulations such as those adopted by the European Union related to the confidentiality of personal data.

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

As a part of our future business strategy, and in support of the plan to increase our sales force and investment in marketing over the next two years, we intend to increase our operations outside the United States, including our international sales efforts. In December 2006, we established a wholly foreign owned enterprise in Shanghai, China primarily for software development. In connection with the ICR acquisition, we now have a senior business development representative in Europe. Furthermore, in March 2008, we released our first international dataset within the existing CompAnalyst market pricing suite in Canada and completed our first sales to customers. While we have no additional specific plans or commitments with respect to any further international expansion, we may open additional offices outside of the United States in the future. We may not be successful in our efforts to establish our Chinese operations or to expand our sales into Canada and other international markets and open additional international offices. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States including:

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

To protect our proprietary methods, we have two U.S. issued patents and corresponding foreign equivalents, and currently have three U.S. patent applications pending and corresponding foreign equivalents. We cannot assure you that the U.S. Patent and Trademark Office (or its foreign equivalents) will grant these patents, or that the patents granted will give us the protection that we seek.

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

As of March 31, 2008, we had net operating loss carryforwards of approximately $13.5 million for federal tax purposes. These loss carryforwards expire at various dates through 2028. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

If our new accounting system does not operate as intended, we may be unable to timely or accurately prepare financial reports.

In the past, our accounting systems operated on a platform which we do not believe were adequate to meet our long-term needs as a public company or under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. Effective April 1, 2008, we upgraded our accounting platform to our new accounting system which we believe provides us with the ability to expand our accounting capabilities as our business grows while providing the necessary accounting controls needed for compliance with Sarbanes-Oxley. However, having converted from prior systems and processes, data integrity problems or other issues may be discovered that, if not corrected, could impact our business or financial results.

Being a public company has increased and will continue to increase our administrative costs.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as new rules subsequently implemented by the SEC and the Nasdaq Global Market, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs, and have made some activities more time consuming and/or costly. For example, we have migrated our core financial systems to our new accounting system, adopted additional internal controls and disclosure controls and procedures and adopted corporate governance policies. We also are subject to Section 404 of Sarbanes-Oxley which requires us to complete a formal evaluation, documentation and analysis of our internal controls, and remedy any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify. In addition, as a public company we have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

Prior to February 15, 2007, there was no public market for our common stock. An active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the on-demand software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	announcements by us or our competitors of acquisitions, changes in strategy, new offerings or improvements, significant contracts, commercial relationships or capital commitments;

•	our ability to market new and enhanced offerings on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	the other factors described elsewhere in these “Risk Factors.”

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

Our executive officers, directors and affiliated entities together beneficially own approximately 30% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. In addition, Kent Plunkett, our Chairman, President and Chief Executive Officer, directly and indirectly owns approximately 23% of our common stock. Mr. Plunkett’s significant ownership interest could adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our common stock.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties at March 31, 2008 is set forth below:

Location	Principal Use	Sq. Footage	Ownership
Waltham, MA	Corporate Headquarters	62,000	Leased
Shanghai, China	Research and development	18,800	Leased

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2008.

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

Fiscal year ended March 31, 2007	High	Low
Fourth quarter (from February 15, 2007)	$14.00	$10.50

Fiscal year ended March 31, 2008	High	Low
First quarter	$12.79	$9.67
Second quarter	$14.41	$10.80
Third quarter	$16.32	$11.70
Fourth quarter	$13.94	$6.15

The last sale price of the common stock on June 9, 2008, as reported by Nasdaq Global Market, was $4.55 per share. As of June 9, 2008, there were 194 holders of record of the common stock.

We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business for the foreseeable future.

Performance Graph

The following line graph compares cumulative total stockholder returns for the period from February 15, 2007, the date of our initial public offering, through March 31, 2008 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Computers Index. The graph assumes an investment of $100 on February 15, 2007, which was the first day on which our stock was listed on the Nasdaq Composite Index. The calculations of cumulative stockholder return on the Nasdaq National Index and the Nasdaq Computers Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	2/15/2007	3/31/07	3/31/08
Salary.com, Inc.	$100	$89.04	$52.72
Nasdaq Composite	100	97.32	$91.59
Nasdaq Computers Index	100	97.69	$95.63

Equity Compensation Plan Information

The following table sets forth certain information as of March 31, 2008 with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1):	1,702,684	$6.5775	4,906,991	(2)
Equity compensation plans not approved by security holders:	None	None	None
Total	1,702,684	$6.5775	4,906,991

(1)	Please see Note 9 of our Notes to Consolidated Financial Statements for description of our equity compensation plans.
(2)	Includes 490,098 shares that remain available for purchase under the Salary.com Employee Stock Purchase Plan, 1,276,892 shares for stock options that have been exercised but have not vested as of March 31, 2008 and 1,565,143 shares for restricted stock awards that have not vested as of March 31, 2008.

Unregistered Sales of Securities

In connection with our acquisition of ITG Competency Group, LLC, in August 2007 we issued 38,565 shares of common stock to the principal of ITG.

In connection with a settlement agreement with a former consultant, in August 2007 we issued 18,000 shares of Salary.com common stock to an affiliate of the former consultant.

In the quarter ended December 31, 2007 and the quarter ended March 31, 2008, we issued an aggregate of 2,334 shares of Salary.com common stock to a consultant as consideration for services rendered by the consultant.

In connection with our acquisition of Schoonover Associates, Inc., in March 2008 we issued 112,646 shares of common stock to Dr. Stephen Schoonover. These shares will vest over the first five years following the closing of the acquisition, subject to the attainment of certain performance targets.

During the fiscal year ended March 31, 2008, we issued 90,883 shares of our common stock upon the exercise of outstanding warrants to purchase common stock at a weighted average exercise price of $2.38 per share.

During the fiscal year 2008, the Company issued stock options for the purchase of an aggregate of 43,340 shares to employees under the 2007 Stock Option and Incentive Plan. All such stock options had exercise prices ranging from of $10.57 to $13.31 per share, which was the fair market value of the Company’s common stock on the date of issuance.

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

As of June 1, 2008, $32.1 million of the net proceeds remained available and were primarily invested in money market accounts or marketable securities. Pending any use, as described below, we have invested the net proceeds in investment-grade, short-term, interest-bearing securities.

Since the initial public offering, we have used approximately $10.3 million for our acquisition of ICR, approximately $1.3 million for our acquisition of ITG, approximately $2.2 million for our acquisition of SAI, and approximately $2.4 million for data purchases. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option Plan and our 2004 Stock Option Plan (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended March 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31	105,316	$0.223	—	—
February 1 – 28	22,587	$0.223	—	—
March 1 – 31	817	$0.223	—	—
Total	128,720	$0.223	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6.	SELECTED FINANCIAL DATA

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

The selected statement of operations data for the three years ended March 31, 2008, and balance sheet data as of March 31, 2008 and 2007 have been derived from our audited financial statements appearing in this annual report on Form 10-K. The selected statement of operations data for the years ended March 31, 2005 and 2004, and balance sheet data as of March 31, 2005 and 2004 have been derived from our audited financial statements not appearing in this annual report on Form 10-K. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	(in thousands, except per share data)
	2008	2007	2006	2005	2004
Statement of Operations:
Revenue:
Subscription revenues	$31,552	$20,503	$13,037	$8,565	$5,150
Advertising revenues	2,955	2,531	2,262	1,411	1,250

Total revenues	34,507	23,034	15,299	9,976	6,400
Cost of revenues (1)	8,229	5,334	3,108	1,831	901

Gross profit	26,278	17,700	12,191	8,145	5,499
Operating expenses:
Research and development (1)	4,941	4,116	2,238	1,410	846
Sales and marketing (1)	18,963	12,792	8,573	5,855	3,477
General and administrative (1)	13,499	8,922	4,337	2,798	2,002
Amortization of intangible assets	1,126	126	—	—	—

Total operating expenses	38,529	25,956	15,148	10,063	6,325

Loss from operations	(12,251)	(8,256)	(2,957)	(1,918)	(826)
Other income (expense)	1,858	174	(173)	(372)	(368)

Loss before provision for income taxes	(10,393)	(8,082)	(3,130)	(2,290)	(1,194)
Provision for income taxes	205	—	—	—	—

Net loss	(10,598)	(8,082)	(3,130)	(2,290)	(1,194)
Accretion of preferred stock	—	(471)	(515)	(513)	(473)

Net loss attributable to common stockholders	$(10,598)	$(8,553)	$(3,645)	$(2,803)	$(1,667)

Net loss attributable to common stockholders per share—basic and diluted	$(0.77)	$(1.42)	$(0.89)	$(0.81)	$(0.68)

(1)	Net loss includes stock-based compensation expense, as follows:

	Years ended March 31,
	(in thousands)
	2008	2007	2006	2005	2004
Stock-based compensation:
Cost of revenues	$800	$437	$186	$41	$—
Research and development	459	505	180	57	—
Sales and marketing	1,778	986	401	162	—
General and administrative	2,092	2,437	311	252	1

	$5,129	$4,365	$1,078	$512	$1

	As of March 31,
	(in thousands)
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash	$37,727	$49,016	$1,814	$392	$1,423
Total assets	66,210	58,675	7,028	3,428	3,401
Total debt	—	—	800	1,100	2,654
Total deferred revenue	22,033	16,388	10,548	6,384	3,863
Redeemable convertible preferred stock	—	—	10,538	9,973	9,185
Total stockholders’ equity (deficit)	36,168	37,983	(17,914)	(15,240)	(13,070)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our on-demand solutions, which incorporate market compensation intelligence from our proprietary data sets, enable companies to determine how much to pay new and existing employees and to manage overall compensation programs. Our data sets contain base, bonus and incentive pay data for positions held by more than 80% of U.S. employees and similar data for the top executives in over 10,000 U.S. public companies. Our flagship offering is CompAnalyst, a suite of compensation management applications that integrates our data, third party survey data and a customer’s own pay data in a complete analytics offering. We have also introduced TalentManager, an employee life-cycle performance management application that links employee pay to performance. We offer these solutions principally on an annual or multi-year subscription basis. In addition to our on-demand enterprise software offerings, we also provide a series of applications through our website, which allows us to deliver salary management comparison and analysis tools to individuals and small businesses on a cost-effective, real-time basis.

We were organized as a Delaware corporation in 1999. As of March 31, 2008, our enterprise subscriber base has grown to more than 2,800 companies who spend from $2,000 to more than $100,000 annually. We have achieved 28 consecutive quarters of revenue growth since April 2001. During the years ended March 31, 2008, 2007 and 2006, we achieved positive operating cash flows of $8.4 million, $3.1 million and $1.8 million, respectively. During these periods, we have consistently incurred operating losses, including $12.3 million for 2008, $8.3 million for 2007 and $3.0 million for 2006. As of March 31, 2008, we had an accumulated deficit of $40.0 million.

Strategic Initiatives

In May 2008, we announced new marketing and sales initiatives designed to accelerate growth and expand our leadership position in the compensation and employee performance management markets. Over the next two years, we plan to re-invest up to $10 million in marketing and hire up to 100 sales people to support new product offerings. The marketing investments are expected to extend our compensation brand globally and build awareness among a new set of buyers in organizational and leadership development. We plan to incrementally hire up to 100 sales people to build out our competency, international, small business and strategic sales teams to penetrate new buying groups and new geographic markets over the next two years. We expect to fund these initiatives with our operating cash flow.

We also are launching a wave of next generation products during fiscal 2009 that are designed to enable companies of all sizes to effectively and efficiently attract, retain and reward employees. New products that we have recently made available or that will come to market in the future include expanded capabilities in compensation, performance management and competency services as follows:

•	Enhanced CompAnalyst and IPAS compensation platforms with .net and ajax technologies.

•	New international market pricing data sets covering individual countries starting with Canada.

•	Increased CompAnalyst Executive data processing capability.

•	Re-architected TalentManager performance management suite including our new Succession Planning module.

•	A small business version of our performance management and pay products for companies with fewer than 500 employees.

•	A competency management application to complement our new data libraries and competency consulting practice.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the years ended March 31, 2008, 2007 and 2006, subscription revenues accounted for 91%, 89% and 85%, respectively, of our total revenues and for the years ended March 31, 2008, 2007 and 2006, advertising revenues accounted for 9%, 11% and 15%, respectively, of our total revenues. For the years ended March 31, 2008, 2007 and 2006, our subscription revenues derived from our TalentManager products comprised less than 10% of our total revenues, with the remainder of our subscription revenues being derived from our compensation management and data products.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, as well as sales of job competency models and related implementation and consulting services, syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of March 31, 2008, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new products and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Results of Operations

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated.

	Year Ended March 31,
(in thousands)	2008	2007	2006
Total deferred revenue	$22,033	$16,388	$10,548
Net cash provided by operating activities	$8,428	$3,067	$1,791

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Revenues.    Revenues for fiscal 2008 were $34.5 million, an increase of $11.5 million, or 50%, compared to revenues of $23.0 million for fiscal 2007. Subscription revenues were $31.5 million for fiscal 2008, an increase of $11.0 million, or 54%, compared to subscription revenues of $20.5 million for fiscal 2007. The growth in subscription revenues was due principally to an increase of $4.4 million in renewal revenues to existing subscription customers, an increase of $3.5 million in revenues to new subscription customers and an increase of $2.5 million in revenues from additional products sold to existing customers in fiscal 2008 compared to fiscal 2007. Included in the growth of subscription revenues was the incremental revenue contribution of $3.4 million from acquisitions during fiscal year 2008. Also contributing to the increase in total revenues was the result of our hiring of additional sales personnel focused on retaining existing customers, adding new customers and selling additional products to existing customers. Advertising revenues were $3.0 million for fiscal 2008, an increase of $0.5 million, or 17%, compared to advertising revenues of $2.5 million for fiscal 2007. The growth in advertising revenues was primarily due to increased advertising volume resulting from enhancements to our website. Total deferred revenue as of March 31, 2008 was $22.0 million, representing an increase of $5.6 million, or 34%, compared to total deferred revenue of $16.4 million as of March 31, 2007.

Cost of Revenues.    Cost of revenues for fiscal 2008 was $8.2 million, an increase of $2.9 million, or 54%, compared to cost of revenues of $5.3 million for fiscal 2007. The increase in cost of revenues was primarily due to a $1.3 million increase in payroll and benefit related costs due to the addition of 11 personnel during fiscal 2008 for our compensation and professional service teams, a $0.4 million increase in stock-based compensation expense, a $0.6 million increase of amortization of data acquisition costs and a $0.4 million increase in consulting and other product related costs. As a percent of total revenues, cost of revenues increased from 23% in fiscal 2007 to 24% in fiscal 2008. The increase was primarily the result of an increase in the number of professional service personnel in order to provide implementation services to our increasing number of customers.

Research and Development Expenses.    Research and development expenses for fiscal 2008 were $4.9 million, an increase of $0.8 million, or 20%, compared to research and development expenses of $4.1 million for fiscal 2007. The increase in research and development expenses was primarily due to a $0.6 million increase in payroll and benefit related costs due to the net addition of 61 personnel during fiscal year 2008, all of which were added at our China subsidiary, an increase of $0.2 million in rent and office expenses needed to support the growth in headcount in China and a $0.2 million increase in equipment expense related to our data management infrastructure, offset by a $0.2 million decrease in other research and development expenses. Research and development expenses decreased to 14% of net total revenues in fiscal 2008 compared to 18% of total revenues in fiscal 2007. The decrease of research and development expense as a percentage of revenue was due primarily to cost savings realized from operating much of our development activities in China.

Sales and Marketing Expenses.    Sales and marketing expenses for fiscal 2008 were $19.0 million, an increase of $6.2 million, or 48%, compared to sales and marketing expenses of $12.8 million for fiscal 2007. The increase was primarily due to a $3.9 million increase in payroll and benefit related costs due to the addition of 32 sales and marketing personnel during fiscal 2008, a $1.1 million increase in sales commissions as a result of increased sales, and a $0.8 million increase in stock-based compensation expense. Sales and marketing expenses decreased to 55% of net total revenues in fiscal 2008 compared to 56% of net total revenues in fiscal 2007. Our sales and marketing headcount increased as we hired additional personnel to focus on adding new customers and increasing revenues from existing customers.

General and Administrative Expenses.    General and administrative expenses for fiscal 2008 were $13.5 million, an increase of $4.6 million, or 51%, compared to general and administrative expenses of $8.9 million for fiscal 2007. The increase in general and administrative expenses was primarily due to a $1.5 million increase in payroll and benefit related costs due to the addition of 7 general & administrative personnel during fiscal year 2008, a $1.1 million increase in accounting expenses related primarily to our Sarbanes-Oxley compliance program, a $0.8 million increase in legal expenses related to the litigation and settlement of the related cases during fiscal year 2008, a $0.7 million increase in recruiting expenses and a $0.2 million increase in insurance expenses. General and administrative expenses were 39% of net total revenues in both fiscal 2008 and fiscal 2007.

Amortization of Intangible Assets.    Amortization of intangible assets for fiscal 2008 was $1.1 million, an increase of $1.0 million, compared to amortization of intangible assets of $0.1 million in fiscal 2007. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ICR in May 2007, ITG in August 2007 and Schoonover in December 2007 as well as certain data sets purchased during fiscal 2008.

Interest Income.    Interest income for fiscal 2008 was $1.9 million compared to $0.3 million in fiscal 2007. The increase in interest income was due to interest earned on higher invested cash resulting from the proceeds from the Company’s initial public offering in February 2007.

Interest Expense.    Interest expense was $0 in fiscal 2008 compared to $116,000 in fiscal 2007. The decrease in interest expense was due to the repayment of all outstanding borrowings in February 2007.

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

General and Administrative Expenses.    General and administrative expenses for fiscal 2007 were $8.9 million, an increase of $4.6 million, or 106%, compared to general and administrative expenses of $4.3 million for fiscal 2006. The increase in general and administrative expenses was primarily due to an increase of $0.5 million in rent expense related to taking on additional space to support our continued growth, a $2.1 increase in stock-based compensation expense, which includes $1.3 million of expense related to the acceleration of certain of our Chief Executive Officer’s stock options in February 2007, a $0.7 million increase in payroll and benefit related costs due to the addition of 7 IT, accounting and legal personnel, a $0.5 million in legal and accounting expenses and a $0.2 million increase in depreciation expense during fiscal 2007 compared to fiscal 2006. The increase in our general and administrative expenses, other than stock compensation expense and rent expense, is primarily the result of additional expenses that we incurred which are related to being a publicly traded company that we did not incur as a privately owned company in fiscal 2006. General and administrative expenses were 39% of total revenues in fiscal 2007 compared to 28% in fiscal 2006.

Amortization of Intangible Assets.    Amortization of intangible assets for fiscal 2007 was $0.1 million. The amortization was the result of the acquisition of certain assets of the eComp Data Services Division from Aon Consulting in April 2006.

Interest Income.    Interest income for fiscal 2007 was $0.3 million compared to $3,000 in fiscal 2006. The increase in interest income was due to interest earned on higher invested cash resulting from the proceeds from our initial public offering in February 2007.

Interest Expense.    Interest expense was $116,000 in fiscal 2007 compared to $159,000 in fiscal 2006. The decrease in interest expense was due to both the refinancing of our existing line of credit in August 2006 to a line of credit with a lower interest rate and the repayment of all outstanding borrowings in February 2007.

Acquisition of Businesses

Schoonover Associates

On December 21, 2007, we acquired the assets of Schoonover Associates, Inc. (“Schoonover”). Schoonover is a provider of competency management data and consulting services with over 20 years of experience helping clients maximize their human capital. Under the terms of the agreement, we paid the owner of Schoonover $4.4 million in cash of which $0.4 million reflects payments made by us in connection with a pre-existing license agreement by and between the parties. In addition, $0.5 million of the cash paid will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate us for any losses the we may incur as a result of any breach of the representations or warranties by Schoonover or its founder, Dr. Stephen C. Schoonover, contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of Schoonover prior to the acquisition. Schoonover will also be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years beginning on April 1, 2008. The additional consideration, if earned, consists of cash payments of a maximum of $100,000 per year for 5 years and 112,646 shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period. Under the terms of the agreement, the number of shares issued was calculated as the $1.5 million of additional consideration divided by the average of the closing bid prices of our common stock as reported on the NASDAQ Global Market over the last ten trading days prior to the closing of the agreement. The total cost of the acquisition was approximately $4.4 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $2.6 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products and services offered by Schoonover will be complementary to our existing competency business and on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 21, 2007.

We have allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete agreement (amortization period 3 years)	$600,000
Customer relationships (amortization period 5 years)	250,000
Customer backlog (amortization period 2 months)	10,000
Competency data	290,000
Trade name	170,000
Assets acquired, primarily accounts receivable	488,000
Assumed liabilities	(30,000)
Goodwill	2,610,000

Total purchase price	$4,388,000

ITG Competency Group

On August 3, 2007, we acquired the assets of ITG Competency Group, LLC (“ITG”). ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, we paid the owner of ITG $1.8 million in cash and shares of our common stock valued at $500,000. ITG received an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of March 31, 2008, approximately $464,000 of the additional consideration has been earned and recorded as goodwill. The total cost of the acquisition was approximately $3.0 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $0.9 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition and the value of the contingent consideration earned as of March 31, 2008. Goodwill from the acquisition resulted from our belief that the products developed by ITG will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since August 3, 2007.

We have allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete agreement (amortization period 3 years)	$10,000
Customer relationships (amortization period 5 years)	1,360,000
Customer backlog (amortization period 3 years)	60,000
Job position data (amortization period 5 years)	340,000
Assets acquired, primarily accounts receivable	552,170
Assumed liabilities	(238,136)
Goodwill	911,207

Total purchase price	$2,995,241

ICR

On May 15, 2007, we acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd. (collectively, “ICR”), a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, we paid $10.3 million to the owners of ICR, of which $1.0 million was placed in escrow for 12 months. The escrow fund was available to compensate us for any losses we may incur as a result of any breach of the representations or warranties by the owners of ICR contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of ICR prior to the acquisition. As of the date of this report, the $1.0 million in the escrow account has been released to the owners of ICR. The total cost of the acquisition, including legal fees of $20,000, was approximately $10.3 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $5.8 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products developed by ICR will be complementary to our on-demand software suites. The results of operations include the impact of this acquisition since May 15, 2007.

We have allocated the purchase price based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete agreements (amortization period 3 years)	$620,000
Customer relationships (amortization period 5 years)	3,210,000
Compensation data (amortization period 3 years)	120,000
IPAS interface tool (amortization period 5 years)	110,000
Trademarks	290,000
Assets acquired	298,000
Assumed liabilities	(133,000)
Goodwill	5,761,534

Total purchase price	$10,276,534

eComp Data Services

On April 3, 2006, we acquired certain assets of the eComp Data Services Division (“eComp”) from Aon Consulting, Inc., a global human capital consulting firm located in New York City. eComp Data Services is a leading provider of executive compensation data. The assets acquired included the eComp database and certain software and proprietary assets, including all intellectual property rights. Pursuant to the terms of the agreement, we paid $585,000. Included in the acquisition was an additional $75,000 paid by us to a former principal of eComp for a non-compete agreement. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $266,000 of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. The results of operations include the impact of this acquisition since April 3, 2006.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $37.7 million and accounts receivable, net of allowance for doubtful accounts of $4.7 million compared to cash and cash equivalents of $49.0 million and accounts receivable, net of allowance for doubtful accounts of $3.4 million at March 31, 2007. Our working capital as of March 31, 2008 was $16.0 million compared to working capital of $34.3 million as of March 31, 2007.

Cash provided by operating activities for the year ended March 31, 2008 was $8.4 million. This amount resulted from a net loss of $10.6 million, adjusted for net non-cash charges of $8.2 million and a $10.8 million net increase in working capital accounts. Non-cash items primarily consisted of $1.0 million of depreciation and amortization of property, equipment and software, $1.8 million of amortization of intangible assets, $5.1 million of stock-based compensation and $0.2 million of a legal settlement paid in common stock. The net increase in working capital of $10.8 million was comprised of increases in accounts receivable of $0.2 million, accounts payable of $1.4 million, accrued expenses and other current liabilities of $3.8 million, other long term liabilities of $0.2 million and deferred revenue of $5.5 million, partially offset by a decrease in prepaid expenses and other current liabilities of $0.3 million. The increase in accounts receivable is primarily due to an overall increase in invoicing during the fourth quarter of fiscal 2008 compared to fiscal 2007. The increase in accounts payable is due primarily to the company’s growth during fiscal 2008 and the timing of payments to vendors. The increase in accrued expenses and other current liabilities is due primarily to $0.7 million of acquisition-related liabilities and general increase in expenses related to the company’s growth during fiscal 2008. The increase in other long term liabilities is due to a deferred tax liability related to the goodwill from acquisitions during fiscal 2008. The increase in deferred revenue is due primarily to increased invoicing less revenue recognition from our subscription customers in fiscal 2008 compared to fiscal 2007. The growth in the invoiced amounts was primarily due to sales to new customers, increased sales to existing customers, the introduction of new products, and the enhancement of existing products. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to accounts receivable and deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months. The decrease in prepaid expenses and other current liabilities is due primarily to the timing of payments to vendors.

Cash used in investing activities was $20.2 million and consisted primarily of an aggregate of $16.4 million paid for the acquisition of ICR in May 2007, ITG in August 2007 and Schoonover in December 2007, $2.4 million paid for the acquisition of data underlying certain of our products, an increase in restricted cash of $0.7 million, $0.3 million paid for purchases of property and equipment for new offices, network infrastructure and computer equipment to support our growth in employee headcount and $0.4 million of payments capitalized for the payment of software development costs. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash provided by financing activities was $0.4 million, which consisted primarily of $0.5 million of proceeds from the exercise of stock options, warrants and the employee stock purchase plan, offset slightly by the repurchase of exercised unvested stock options from terminating employees.

In August 2006, we entered into a $5,000,000 credit facility with Silicon Valley Bank. The line, which expires in August 2008, provides for a term loan up to $1,000,000 and a $4,000,000 revolving working capital line of credit. We are currently in negotiations for a new line of credit. Borrowings on the term loan bear interest at the bank’s prime rate plus 1.00% and interest is payable on a monthly basis. Borrowings on the revolving line bear interest at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of our assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the undrawn balance. As of March 31, 2008, there were no outstanding borrowings under this credit facility and we were in compliance with all related debt covenants. However, as of the month ended April 30, 2008, we were not in compliance with one of our debt covenants. We have received a waiver from Silicon Valley Bank for the month of April 2008.

On December 30, 2006, we entered into an agreement with a vendor to obtain additional data sets that runs for an initial one year term beginning on the date that the data sets were received and ending on October 1, 2008. At the end of the initial term, the agreement shall automatically renew for up to six subsequent one year terms unless terminated by us. The annual fees due to the vendor related to years two through seven of the agreement are $0.5 million, $0.6 million, $0.6 million, $0.7 million, $0.8 million, and $0.9 million, respectively.

On June 27, 2007, we entered into a master equipment lease agreement (“Leaseline #1”) with a maximum commitment of $300,000. The lease term began on September 1, 2007 and runs for a term of 36 months. On August 13, 2007, we increased the maximum commitment of Leaseline #1 to $600,000. As of December 31, 2007, we had leased approximately $381,000 of equipment under the terms of Leaseline #1. On September 13, 2007, we entered into an additional lease commitment (“Leaseline #2”) with the same lender with a maximum commitment of $350,000. On December 4, 2007, we increased the maximum commitment of Leaseline #2 to $400,000. The lease term began on January 1, 2008 and runs for a term of 36 months. As of December 31, 2007, we had leased approximately $388,000 of equipment under the terms of Leaseline #2. On January 17, 2008, we entered into a third lease commitment (“Leaseline #3”) with the same lender with a maximum commitment of $350,000. The lease term began on April 1, 2008 and runs for a term of 36 months. As of March 31, 2008, we had leased approximately $250,000 of equipment under the terms of Leaseline #3. On April 17, 2008, we entered into an additional lease commitment (“Leaseline #4”) with a maximum commitment of $350,000. The lease term begins on July 1, 2008 and runs for a term of 36 months. In addition, we have approximately $740,000 in a restricted cash account as collateral in accordance with the master lease agreements.

On August 3, 2007 we acquired the assets of ITG. ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, the owner of

ITG will be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of March 31, 2008, approximately $464,000 of the additional consideration has been earned.

On December 21, 2007 we acquired the assets of Schoonover. Schoonover is a provider of competency management data and consulting services with over 20 years of experience helping clients maximize their human capital. Under the terms of the agreement, Schoonover will be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and 112,646 shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period.

Effective May 14, 2008, Bryce Chicoyne replaced Chris Power as Chief Financial Officer. From August 2004 to May 2008, Mr. Chicoyne was the Chief Financial Officer of Harvard Bioscience, Inc. Prior to joining Harvard Bioscience, Mr. Chicoyne served from December 2002 to August 2004 as Director of Financial Reporting with Apogent Technologies Inc. (now a subsidiary of Fisher Scientific Inc.). The terms of Mr. Power’s separation have not yet been finalized.

In May 2008, we announced new marketing and sales initiatives designed to accelerate growth and expand our leadership position in the compensation and employee performance management markets. Over the next two years, we plan to re-invest up to $10 million in marketing and hire up to 100 sales people to support new product offerings. We expect to fund these initiatives with our operating cash flow.

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

Off-Balance-Sheet Arrangements

Under Generally Accepted Accounting Principles in the United States, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. The following table discloses our contractual payment obligations as of March 31, 2008. As of March 31, 2008, we did not have any material purchase obligations, capital leases, or other material long-term commitments reflected on our balance sheet.

The following table summarizes our contractual cash obligations at March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$3,017	$2,113	$904	$—	$—
Contractual commitments	932	761	171	—	—

Total	$3,949	$2,874	$1,075	$—	$—

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

Income Taxes. We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of March 31, 2008, we have a full valuation allowance against our deferred tax assets.

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

Stock-Based Compensation.    We follow the provisions of FAS 123R, which requires that all stock-based compensation be recognized as an expense in the financial statements over the vesting period and that such expense be measured at the fair value of the award.

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

We recognized stock-based compensation pursuant to SFAS 123R in the amount of $5,129,000, $4,365,000 and $1,078,000 in years ended March 31, 2008, 2007 and 2006, respectively. As of March 31, 2008, we had $20.2 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We adopted the required provisions of SFAS 157 as of April 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although we adopted SFAS 159 as of April 1, 2008, we have not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. SFAS No. 141R is effective for us beginning April 1, 2009. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependant upon acquisitions at that time.

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

The information required by Item 8 is contained on pages F-1 through F-28 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of March 31, 2008.

Grant Thornton LLP, an independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting, which is included under Item 9A(d) of this Annual Report.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting except the following:

During fiscal 2008, we changed our internal control over financial reporting by implementing additional controls designed to address the significant deficiencies identified in our internal control over financial reporting with respect to the fiscal year ended March 31, 2007.

The changes in internal control over financial reporting were made throughout fiscal 2008 and we completed our testing of these items during the fourth quarter of 2008. These changes include enhanced review by senior financial management of the SFAS 123R calculations performed by outside consultants and controls relating to the retention of evidence of our customers’ product and subscription renewals. The new processes and procedures have been tested by us as part of management’s evaluation of the effectiveness of internal control over financial reporting as of March 31, 2008.

Other than the items noted above, we have made no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Salary.com, Inc.

We have audited Salary.com, Inc. and subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Salary.com Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Salary.com, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Salary.com, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salary.com, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statement of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 13, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

June 13, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Schedules not listed above have been omitted because the information requested to be set forth therein is either not applicable or the required information is included in the consolidated financial statements or related notes.

(a)(3) INDEX TO EXHIBITS

See attached Exhibit Index of this Annual Report on Form 10-K.

(b) Exhibits

The Company hereby files as part of this Form 10-K the Exhibits listed in Item 15 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the “Commission”), 450 Fifth Street, Room 1024, N.W., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

(c) FINANCIAL STATEMENT SCHEDULES

The Company hereby files as part of this Form 10-K the consolidated financial statements schedule listed in Item 15 (a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2008.

SALARY.COM, INC.

By:	/s/ G. KENT PLUNKETT
G. Kent Plunkett
Chairman of the Board, President and Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints G. Kent Plunkett, Bryce Chicoyne and Elliot J. Mark, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution in each of them, for him and in his name, place, and stead, and in any and all capacities, to sign this Annual Report on Form 10-K of Salary.com, Inc. and any amendments thereto, and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. KENT PLUNKETT G. Kent Plunkett	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 13, 2008

/s/ BRYCE CHICOYNE Bryce Chicoyne	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	June 13, 2008

/s/ YONG ZHANG Yong Zhang	Executive Vice President, Chief Operating Officer and Director	June 13, 2008

/s/ PAUL R. DAOUST Paul R. Daoust	Director	June 13, 2008

/s/ JOHN F. GREGG John F. Gregg	Director	June 13, 2008

/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	June 13, 2008

Signature	Title	Date

/s/ JOHN R. SUMSER John R. Sumser	Director	June 13, 2008

/s/ TERRY TEMESCU Terry Temescu	Director	June 13, 2008

/s/ ROBERT A. TREVISANI Robert A. Trevisani	Director	June 13, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement dated as of May 15, 2007 by and among Salary.com, Inc., ICR Limited, L.C., Joseph Duggan and Roger Sturtevant, Jr. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated May 15, 2007).

2.2	Share Purchase Agreement dated as of May 15, 2007, by and among Salary.com, Inc., John Cunnell and Valerie Cunnell (incorporated by reference to Exhibit 2.2 filed with the Company’s Current Report on Form 8-K dated May 15, 2007).

2.3	Asset Purchase Agreement dated as of July 31, 2007 by and among Salary.com, Inc., ITG Competency Group, LLC and Douglas Crisman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2007, SEC file no. 001-33312).

2.4	Asset Purchase Agreement, dated as of December 21, 2007, by and among Salary.com, Inc., Stephen C. Schoonover, Schoonover Associates, Inc. and Helen Schoonover (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 28, 2007, SEC file no. 001-33312).

3.1	Amended and Restated Certificate of Incorporation of the Registrant Agreement (incorporated by reference to Exhibit 3.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

3.2	Form of Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

10.1	Second Amended and Restated 2000 Stock Option Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.1.1	2000 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.2	First Amended and Restated 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.2.1	2004 Stock Option and Incentive Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).*

10.3	2007 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, dated February 9, 2007, Registration No. 333-138646). *

10.3.1	2007 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

Exhibit Number	Description

10.3.2	2007 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3.2 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.3.3

2007 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Non-Employee Agreement (incorporated by reference to Exhibit 10.3.3 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No.

333-138646). *

10.3.4	2007 Stock Option and Incentive Plan, Form of Deferred Stock Award Agreement (filed herewith). *

10.4	2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.5	Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.5.1	Amendment to Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.5.1 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated December 21, 2006, Registration No. 333-138646).

10.6	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.8	Agreement for Extension of Credit (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.8.1	Amendment to No. 1 Agreement for Extension of Credit (incorporated by reference to Exhibit 10.8.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.8.2	Assignment Agreement for Agreement of Extension of Credit (incorporated by reference to Exhibit 10.8.2 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.9	Loan and Security Agreement (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.10	Sublease (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.10.1	Amendment No. 1 to Sublease (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

Exhibit Number	Description

10.13	Form of Employment Agreement with G. Kent Plunkett (incorporated by reference to Exhibit 10.13 filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, dated February 9, 2007, Registration No. 333-138646).*

10.14	Letter Agreement Re: Employment and Compensation with Kenneth S. Goldman (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).*

10.15	Salary.com, Inc. Employment offer letter dated as of December 12, 2007, by and between Salary.com and Chris G. Power (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2008, SEC file no. 001-33312).*

10.16	Separation Agreement and Release, dated as of January 8, 2008, by and between Salary.com, Inc. and Kenneth S. Goldman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2007, SEC file no. 001-33312).*

10.17	Salary.com, Inc. Employment offer letter dated as of April 2, 2008, by and between Salary.com and Bryce Chicoyne (filed herewith).*

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

23.1	Consent of Grant Thornton LLP (filed herewith).

24.1	Power of Attorney (filed herewith as part of the signature page hereto).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Compensatory plan or arrangement applicable to management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Salary.com, Inc.

We have audited the accompanying consolidated balance sheets of Salary.com, Inc. and subsidiaries (a Delaware corporation) (collectively the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salary.com, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for stock-based payments as of April 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Boston, Massachusetts

June 13, 2008

SALARY.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$37,726,997	$49,016,389
Accounts receivable, less allowance for doubtful accounts of $246,897 and $179,712, at March 31, 2008 and 2007, respectively	4,734,059	3,364,931
Prepaid expenses and other current assets	1,922,473	1,810,563

Total current assets	44,383,529	54,191,883

Property, equipment and software, net	1,566,410	1,937,250
Amortizable intangible assets, net	9,081,874	1,923,632
Other intangible assets	460,000	—
Goodwill	9,549,298	266,000
Restricted cash	738,706	—
Other assets	429,697	356,708

Total assets	$66,209,514	$58,675,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,961,394	$607,782
Accrued compensation	2,719,993	1,898,529
Accrued expenses and other current liabilities	3,146,244	1,798,352
Deferred revenue, current portion	20,523,225	15,506,966

Total current liabilities	28,350,856	19,811,629

Deferred revenue, net of current portion	1,509,573	880,688
Other long-term liabilities	180,800	—

Total liabilities	30,041,229	20,692,317

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at March 31, 2008; 14,452,999 and 13,315,580 issued and outstanding at March 31, 2008 and 2007, respectively	1,445	1,331
Additional paid-in capital	76,165,772	67,378,802
Accumulated deficit	(39,994,329)	(29,396,311)
Accumulated other comprehensive loss	(4,603)	(666)

Total stockholders’ equity	36,168,285	37,983,156

Total liabilities and stockholders’ equity	$66,209,514	$58,675,473

The accompanying notes are an integral part of the consolidated financial statements.

SALARY.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2008	2007	2006
Revenues:
Subscription	$31,551,867	$20,502,788	$13,037,339
Advertising	2,955,331	2,531,259	2,262,031

Total revenues	34,507,198	23,034,047	15,299,370
Cost of revenues	8,229,158	5,334,018	3,107,889

Gross profit	26,278,040	17,700,029	12,191,481

Operating expenses:
Research and development	4,941,351	4,115,635	2,238,095
Marketing and sales	18,963,042	12,792,121	8,573,582
General and administrative	13,498,787	8,922,186	4,336,859
Amortization of intangible assets	1,125,863	125,998	—

Total operating expenses	38,529,043	25,955,940	15,148,536

Loss from operations	(12,251,003)	(8,255,911)	(2,957,055)
Other income (expense):
Interest income	1,906,172	297,690	2,979
Interest expense	—	(115,595)	(159,140)
Other expense, net	(48,387)	(8,010)	(16,515)

Total other income (expense)	1,857,785	174,085	(172,676)

Loss before provision for income taxes	(10,393,218)	(8,081,826)	(3,129,731)
Provision for income taxes	204,800	—	—

Net loss	(10,598,018)	(8,081,826)	(3,129,731)
Accretion of preferred stock	—	(470,796)	(515,586)

Net loss attributable to common stockholders	$(10,598,018)	$(8,552,622)	$(3,645,317)

Net loss attributable to common stockholders per share—basic and diluted	$(0.77)	$(1.42)	$(0.89)

Weighted average shares outstanding—basic and diluted	13,791,680	6,022,792	4,079,224

The accompanying notes are an integral part of the consolidated financial statements.

SALARY.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-In Capital	Treasury Stock		Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at March 31, 2005	3,892,093	$389	$1,957,869	—	$—	$—	$(17,198,372)	$—	$(15,240,114)
Issuance of common stock for warrant and options exercises	766,219	77	172,978	—	—	—	—	—	173,055
Purchase of treasury stock	—	—	—	4,480	(1,000)	—	—	—	(1,000)
Subscription receivable	—	—	—	—	—	(279,139)	—	—	(279,139)
Accretion of preferred stock to redemption value	—	—	—	—	—	—	(515,586)	—	(515,586)
Stock-based compensation expense	—	—	1,078,294	—	—	—	—	—	1,078,294
Net loss	—	—	—	—	—	—	(3,129,731)		(3,129,731)

Balance at March 31, 2006	4,658,312	$466	$3,209,141	4,480	$(1,000)	$(279,139)	$(20,843,689)	$—	$(17,914,221)
Issuance of common stock for warrant and options exercises and bonuses	100,929	10	276,536	—	—	—	—	—	276,546
Vesting of early exercise stock options	1,554,020	155	497,293	—	—	—	—	—	497,448
Subscription receivable	—	—	—	—	—	279,139	—	—	279,139
Initial public offering, net of offering costs	5,248,200	525	48,022,793	—	—	—	—	—	48,023,318
Conversion of preferred stock	1,758,599	175	11,008,728	—	—	—	—	—	11,008,903
Accretion of preferred stock to redemption value	—	—	—	—	—	—	(470,796)		(470,796)
Retirement of treasury stock	(4,480)	—	(1,000)	(4,480)	1,000	—	—	—	—
Stock-based compensation expense	—	—	4,365,311	—	—	—	—	—	4,365,311
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	—	—	(666)	(666)
Net loss	—	—	—	—	—	—	(8,081,826)	—	(8,081,826)

Comprehensive loss									(8,082,492)

Balance at March 31, 2007	13,315,580	$1,331	$67,378,802	—	$—	$—	$(29,396,311)	$(666)	$37,983,156
Issuance of common stock for warrant and options exercises	202,144	20	409,290	—	—	—	—	—	409,310
Vesting of early exercise stock options	444,140	45	251,397	—	—	—	—	—	251,442
Vesting of restricted stock awards	164,571	16	(16)	—	—	—	—	—	—
Issuance of common stock for bonuses	147,451	15	1,898,482	—	—	—	—	—	1,898,497
Issuance of common stock for business acquisitions	151,211	15	773,268	—	—	—	—	—	773,283
Issuance of common stock for legal settlement	18,000	2	224,998	—	—	—	—	—	225,000
Issuance of common stock for employee stock purchase plan	9,902	1	100,314	—	—	—	—	—	100,315
Stock-based compensation expense	—	—	5,129,237	—	—	—	—	—	5,129,237
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,937)	(3,937)
Net loss	—	—	—	—	—	—	(10,598,018)		(10,598,018)

Comprehensive loss									(10,601,955)

Balance at March 31, 2008	14,452,999	$1,445	$76,165,772	—	$—	$—	$(39,994,329)	$(4,603)	$36,168,285

The accompanying notes are an integral part of the consolidated financial statements.

SALARY.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(10,598,018)	$(8,081,826)	$(3,129,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	971,524	841,678	495,571
Amortization of intangible assets	1,814,052	133,144	—
Stock-based compensation	5,129,237	4,365,311	1,078,294
Legal settlement paid in common stock	237,000	—	—
Provision (credit) for doubtful accounts	67,185	13,397	(123,185)
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	(202,794)	(477,386)	(1,293,899)
Prepaid expenses and other current assets	310,791	(1,135,397)	(216,935)
Other assets	(72,989)	72,825	(217,014)
Increase (decrease) in:
Accounts payable	1,353,612	317,720	79,491
Accrued expense and other current liabilities	3,759,919	1,298,302	959,053
Other long-term liabilities	180,800	—	(5,581)
Deferred revenue	5,477,286	5,719,570	4,164,524

Net cash provided by operating activities	8,427,605	3,067,338	1,790,588

Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	(16,366,510)	(660,000)	—
Cash paid for acquisition of data	(2,369,432)	(1,500,000)	—
Cash paid for patents	(35,655)	(42,776)	—
Increase in restricted cash	(738,706)
Purchases of property and equipment	(251,859)	(1,301,342)	(655,126)
Capitalization of software development costs	(390,218)	(268,900)	(167,998)

Net cash used in investing activities	(20,152,380)	(3,773,018)	(823,124)

Cash flows from financing activities:
Proceeds from initial public offering, net of stock issuance costs	—	48,023,318	—
Proceeds from revolving line of credit, related party	—	—	100,000
Repayments of revolving line of credit, related party	—	(800,000)	(400,000)
Proceeds from issuance of Series A-4 preferred stock	—	—	125,000
Proceeds from exercise of common stock options and warrants	499,748	26,551	173,055
Repurchase of unvested exercised stock options	(60,428)	(35,835)	—
Repurchase of common stock	—	—	(1,000)
Proceeds from subscription payable	—	415,847	811,069
Payments for subscription receivable	—	—	(279,139)
Proceeds from subscription receivable	—	279,139	—
Repurchase of Series A-4 preferred stock	—	—	(75,000)
Proceeds from revolving line of credit and term loan	—	7,400,000	—
Repayments of borrowings under line of credit and term loan	—	(7,400,000)	—

Net cash provided by financing activities	439,320	47,909,020	453,985

Effect of exchange rate changes on cash	(3,937)	(666)	—

Net increase (decrease) in cash and cash equivalents	(11,289,392)	47,202,674	1,421,449
Cash and cash equivalents, beginning of year	49,016,389	1,813,715	392,266

Cash and cash equivalents, end of year	$37,726,997	$49,016,389	$1,813,715

The accompanying notes are an integral part of the consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Salary.com (the “Company”) is a leading provider of on-demand compensation and talent management solutions helping businesses and individuals manage pay and performance. Salary.com provides companies of all sizes comprehensive on-demand software applications that are tightly integrated with its proprietary data sets to automate the essential elements of its customers’ compensation management processes. The Company enables employers of all sizes to replace or supplement inefficient and expensive traditional approaches to compensation management, including paper-based surveys, consultants, internally developed software applications and spreadsheets. The Company was incorporated in Delaware in 1999 and its principal operations are located in Waltham, Massachusetts. Since December of 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. The Company conducts its business primarily in the United States, however, it expects to expand its international business significantly in the future.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Salary.com, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, goodwill and intangible assets, acquisition accounting, income taxes, allowance for doubtful accounts, stock-based compensation and capitalization of software development costs eligible for capitalization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to current year presentations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash in money market accounts and overnight repurchase agreements. These investments are subject to minimal credit and market risks. At March 31, 2008 and 2007, the Company has classified as cash equivalents, investments totaling approximately $33,519,000 and $48,018,000, respectively. The carrying amount of these investments approximates fair market value.

Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from customer accounts. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. These estimates are made by analyzing the status of significant past due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit and collection policies and the financial strength of the Company’s customers. Receivables that are ultimately deemed uncollectible are charged off as a reduction of receivables and the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The company may invest in high-quality money market instruments, securities of the U.S. government and high quality corporate issues. At March 31, 2008 and 2007, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Accounts receivable are typically uncollateralized and are derived from revenues earned from customers primarily located in the United States

Restricted Cash

Restricted cash consists of certificates of deposit totaling approximately $739,000 and $0 as of March 31, 2008 and 2007, respectively. The certificates of deposit are held in the Company’s name with a major financial institution to collateralize the Company’s equipment leases.

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

Business Combinations

The Company accounts for business acquisitions in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition.

Valuation of Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company reviews the carrying value of its goodwill by comparing the carrying value of the related business component to its estimated fair value. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business component. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. During the fourth quarter of fiscal year ended March 31, 2008, the Company performed its annual impairment test in accordance with SFAS 142 and determined that the carrying value of its goodwill was not impaired. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives or contract periods, as applicable.

Valuation of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the non-U.S. subsidiary, which operates in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for the foreign subsidiary is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive loss.”

Advertising Expenses

The Company expenses advertising as incurred. Advertising expense for the years ended March 31, 2008, 2007 and 2006 was approximately $3,900, $68,000 and $85,000, respectively.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bases of liabilities and assets, using enacted tax rates in effect in the years in which the differences are expected to reverse. Realization of the Company’s net deferred tax assets is contingent upon generation of future taxable income. Due to the uncertainty of realization of the tax benefits, the Company has provided a valuation allowance for the full amount of its net deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously recognized tax benefits and did not have an effect on its financial position or results of operations as the Company has a full valuation allowance against its deferred tax assets.

Other Taxes

Non-income taxes such as sales tax are presented on a net basis.

Net Loss Attributable to Common Stockholders per Share

Net loss attributable to common stockholders per share is presented in accordance with SFAS No. 128, “Earnings per Share,” which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock unless the effect is antidilutive.

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	March 31,
	2008	2007	2006
Options to purchase common stock	1,645,699	1,941,103	640,341
Warrants to purchase common or preferred stock	56,985	147,868	108,666
Shares of common stock into which outstanding preferred stock is convertible	—	—	1,758,599
Restricted stock awards	1,565,143	—	—
Restricted shares (1)	1,276,892	1,991,585	3,630,488

Total options, warrants, restricted shares and preferred stock exercisable or convertible into common stock	4,544,719	4,080,556	6,138,094

(1)	Represents stock options that have been exercised, but unvested as of the reporting date.

If the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be anti-dilutive. Therefore, basic and diluted net loss attributable to common stockholders per share is the same for all periods presented in the accompanying consolidated statements of operations.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123-revised, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock- Based Compensation.” SFAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements over the vesting period and that such expense be measured at the fair value of the award.

The Company uses the Black-Scholes option pricing model for determining the estimated fair values of its stock option awards. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the historical price of the Company’s stock as well as key assumptions including the expected life of the award, the expected stock price, volatility over the term of the award and actual and projected exercise behaviors. For all share-based awards the Company has recognized stock compensation expense using a straight-line amortization method over the vesting period of the award. SFAS 123R requires that stock-based compensation expense be based on awards that ultimately vest. Therefore, estimated stock-based compensation has been reduced for estimated forfeitures.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted the required provisions of SFAS 157 as of April 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although we adopted SFAS 159 as of April 1, 2008, we have not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS No. 141R is effective for the Company beginning April 1, 2009. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependant upon acquisitions at that time.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	ACQUISITION OF BUSINESSES

Schoonover Associates

On December 21, 2007, the Company acquired the assets of Schoonover Associates, Inc. (“Schoonover”). Schoonover is a provider of competency management data and consulting services with over 20 years of experience helping clients maximize their human capital. Under the terms of the agreement, the Company has paid the owner of Schoonover $4.4 million in cash of which $0.4 million reflects payments made by the Company in connection with a pre-existing license agreement by and between the parties. In addition, $0.5 million of the cash paid will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate the Company for any losses the Company may incur as a result of any breach of the representations or warranties by Schoonover or its founder, Dr. Stephen C. Schoonover, contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of Schoonover prior to the acquisition. Schoonover will also be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years beginning on April 1, 2008. The additional consideration, if earned, consists of cash payments of a maximum of $100,000 per year for 5 years and 112,646 shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period. Under the terms of the agreement, the number of shares issued was calculated as the $1.5 million of additional consideration divided by the average of the closing bid prices of the Company’s common stock as reported on the NASDAQ Global Market over the last ten trading days prior to the closing of the agreement. The total cost of the acquisition was approximately $4.4 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $2.6 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by Schoonover will be complementary to our existing competency business and on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 21, 2007.

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

ITG Competency Group

On August 3, 2007, the Company acquired the assets of ITG Competency Group, LLC (“ITG”). ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, the Company has paid the owner of ITG $1.8 million in cash and shares of the Company’s common stock valued at $500,000. ITG received an additional $0.25 million in April 2008 and will also be eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008, approximately $464,000 of the additional consideration has been earned and recorded as goodwill. The total cost of the acquisition was approximately $3.0 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $0.9 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition and the value of the contingent consideration earned as of March 31, 2008. Goodwill from the acquisition resulted from the Company’s belief that the products developed by ITG will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since August 3, 2007.

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete agreement (amortization period 3 years)	$10,000
Customer relationships (amortization period 5 years)	1,360,000
Customer backlog (amortization period 3 years)	60,000
Job position data (amortization period 5 years)	340,000
Assets acquired, primarily accounts receivable	552,170
Assumed liabilities	(238,136)
Goodwill	911,207

Total purchase price	$2,995,241

ICR

On May 15, 2007, the Company acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd. (collectively, “ICR”), a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, the Company paid $10.3 million to the owners of ICR, of which $1.0 million was placed in escrow for 12 months. The escrow fund was available to compensate us for any losses we may incur as a result of any breach of the representations or warranties by the owners of ICR contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of ICR prior to the acquisition. As of the date of this report, the $1.0 million in the escrow account has been released to the owners of ICR. The total cost of the acquisition, including legal fees of $20,000, was approximately $10.3 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $5.8 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products developed by ICR will be complementary to our on-demand software suites. The results of operations include the impact of this acquisition since May 15, 2007.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has allocated the purchase price based upon the estimated fair value of the net assets acquired, as follows:

Amount
Non-compete agreements (amortization period 3 years)	$620,000
Customer relationships (amortization period 5 years)	3,210,000
Compensation data (amortization period 3 years)	120,000
IPAS interface tool (amortization period 5 years)	110,000
Trademarks	290,000
Assets acquired	298,000
Assumed liabilities	(133,000)
Goodwill	5,761,534

Total purchase price, net of cash acquired	$10,276,534

eComp Data Services

On April 3, 2006, the Company acquired certain assets of the eComp Data Services Division (“eComp”) from Aon Consulting, Inc., a global human capital consulting firm located in New York City. eComp Data Services is a leading provider of executive compensation data. The assets acquired included the eComp database and certain software and proprietary assets, including all intellectual property rights. Pursuant to the terms of the agreement, the Company paid $585,000. Included in the acquisition was an additional $75,000 paid by the Company to a former principal of eComp for a non-compete agreement. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $266,000 of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. The results of operations include the impact of this acquisition since April 3, 2006.

4.	PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software at March 31, 2008 and 2007 consisted of the following:

	2008	2007
Computer equipment and software	$2,667,513	$2,596,855
Office equipment	260,794	249,902
Furniture and fixtures	430,060	280,100
Capitalized software development costs	1,183,032	792,814
Leasehold Improvements	305,703	319,638

	4,847,102	4,239,309
Less: accumulated depreciation	3,280,692	2,302,059

Property and equipment, net	$1,566,410	$1,937,250

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 was approximately $764,000, $716,000 and $430,000, respectively.

During the years ended March 31, 2008 and 2007, the Company capitalized approximately $390,000 and $269,000, respectively, of costs of computer software developed or obtained for internal use. These costs are being amortized to cost of revenues on a straight-line basis over their estimated useful life of three years. Amortization expense related to capitalized software development costs amounted to approximately $169,000, $126,000 and $66,000 during the years ended March 31, 2008, 2007 and 2006, respectively.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets as of March 31, 2008 and 2007, consist of the following:

	March 31, 2008			March 31, 2007
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Amortizable intangible assets:
Non-compete agreements (5 years)	$1,595,000	$388,090	$1,206,910	$365,000	$72,998	$292,002
Customer relationships (5 years)	5,010,000	834,773	4,175,227	120,000	24,000	96,000
Other intangible assets (5-18 years)	201,208	58,134	143,074	42,776	7,146	35,630
Data acquisition costs (1-3 years)	4,206,639	649,976	3,556,663	1,500,000	—	1,500,000

Total amortizable intangible assets	$11,012,847	$1,930,973	$9,081,874	$2,027,776	$104,144	$1,923,632

Unamortizable intangible assets:
Goodwill	9,549,298		9,549,298	266,000		266,000
Other indefinite lived intangible assets	460,000		460,000	—		—

Total goodwill and other indefinite lived intangible assets	$10,009,298		$10,009,298	$266,000		$266,000

Total intangible assets	$21,022,145		$19,091,172	$2,293,776		$2,189,632

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

All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the fiscal years ended March 31, 2008 and 2007 was approximately $1,814,000 and $133,000, respectively, of which $672,000 and $27,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to our customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
2009	$2,956,217
2010	2,874,356
2011	2,172,182
2012	1,183,568
2013	269,851

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended March 31, 2008 are as follows:

Balance as of March 31, 2007	$266,000
Goodwill acquired during the year	8,819,558
Increase to goodwill from contingent consideration earned	463,740

Balance as of March 31, 2008	$9,549,298

6.	DEBT

Revolving Line of Credit and Term Loan

On August 10, 2006, the Company entered into a $5,000,000 Working Capital Line of Credit with Silicon Valley Bank. Up to $1,000,000 of the line may be used to secure letters of credit and cash management services. In addition, up to $1,000,000 may be borrowed as a 36-month term loan to refinance shareholder debt and general corporate purposes. The Working Capital Line of credit expires on August 10, 2008. Borrowings on the term loan bear interest at the bank’s prime rate plus 1.00%, and interest is payable on a monthly basis. Borrowings on the revolving line bear interest at the bank’s prime rate plus 0.25% interest. The line of credit was collateralized by substantially all of the Company’s assets. In addition, the line carries an unused revolving line facility fee of 0.375% of the undrawn balance. The agreement contains financial covenants that require the Company to maintain an unrestricted cash balance at the Bank plus the committed availability of at least $750,000 and certain Adjusted Net Income levels across the period of time the line is available. As of March 31, 2008, the Company was in compliance with all debt covenants. However, as of the month ended April 30, 2008, the Company was not in compliance with one of its debt covenants. The company has received a waiver from Silicon Valley Bank for the month of April 2008. Also, as part of the agreement, the Company is required to maintain its primary depository, and operating accounts with Silicon Valley Bank. As of March 31, 2008, there were no outstanding borrowings under either the term loan or the line of credit.

7.	COMMITMENTS AND CONTINGENCIES

The Company has various non-cancelable operating leases, primarily related to real estate, that expire through 20011. Total rent expense charged to operations was approximately $1,335,000, $1,245,000 and $647,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases at March 31, 2008 are as follows:

2009	$2,112,916
2010	670,313
2011	233,864
Thereafter	—

Total future minimum lease payments	$3,017,093

Employment Agreements

Certain members of the Company’s management have employment agreements that provide for the continuation of salary and benefits, for a period of time, upon ceasing to be an employee as a result of either termination from or a change in ownership of the Company.

SALARY.COM, INC. AND SUBSIDIARIES

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

8.	COMMON STOCK

Authorized Shares and Activity

At March 31, 2008, the Company had authorized 100,000,000 shares of common stock and 5,000,000 of preferred stock. An aggregate of 6,609,675 shares were reserved for the future issuance of common stock related to the vesting of restricted stock awards, the employee stock purchase plan and the exercise of options and warrants at March 31, 2008.

On January 17, 2007, the Company amended its certificate of incorporation to:

•	effect a 1 for 8.93 reverse stock split of the outstanding common stock;

•	adjust the conversion prices applicable to each series of preferred stock to reflect the reverse stock split; and

•	set the authorized capital stock of the Company at 105,000,000 shares.

The stock split was approved by the Board of Directors on January 12, 2007 and was effective as of January 17, 2007. All common stock, option and warrant share and per share data were retroactively adjusted to reflect the 1 for 8.93 stock split.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

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

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards and shares expected to be purchased under an employee stock purchase plan. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight line basis. Stock-based compensation by award type for the years ended March 31, 2008, 2007 and 2006 was as follows:

	Year Ended March 31,
	2008	2007	2006
Stock-based compensation expense by award type:
Stock options	$2,312,568	$4,365,311	$1,078,294
Restricted stock awards	2,764,813	—	—
Employee stock purchase plan	51,856	—	—

Total stock-based compensation	$5,129,237	$4,365,311	$1,078,294

Stock-based compensation by line item in the statement of operations for the years ended March 31, 2008, 2007 and 2006 was as follows:

	Years ended March 31,
	2008	2007	2006
Cost of revenues	$800,353	$437,177	$185,537
Research and development	458,680	504,609	180,015
Marketing and sales	1,777,764	986,090	401,322
General and administrative	2,092,440	2,437,435	311,420

	$5,129,237	$4,365,311	$1,078,294

The Company uses the Black-Scholes option-pricing model to value option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected term of the options granted was determined based upon review of the period that the Company’s share-based awards are expected to be outstanding and is estimated based on historical experience of similar awards, giving consideration to the contractual term of the awards, vesting schedules and expectations of employee exercise behavior.

SFAS 123R also requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options with the adoption of SFAS 123R. In developing a forfeiture rate estimate, the Company considered its historical experience and its growing employee base. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The following table provides the assumptions used in determining the fair value of the share-based awards for the years ended March 31, 2008 and 2007, respectively:

	Year Ended March 31, 2008	Year Ended March 31, 2007
Risk-Free Rate	4.51 - 4.96%	4.45 - 4.80%
Expected Life	5 years	5 years
Expected Volatility	56.10 - 61.03%	62 - 65%
Expected Dividend Yield	0%	0%

Stock Options

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

On January 12, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Stock Option and Incentive Plan (the “2007 Plan”) under which the maximum number of shares of common stock that may be issued is the sum total of 3,000,000 shares plus all stock option awards or grants returned to the “2000 Plan” and the “2004 Plan” as a result of expiration or cancellation or termination of such stock option awards. The maximum contractual term of stock options granted under the 2007 Plan may range from five to ten years from the date of grant.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity, under all plans, during the years ended March 31, 2008, 2007 and 2006 was as follows:

	Year Ended		Year Ended		Year Ended
	March 31, 2008		March 31, 2007		March 31, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning of year	1,941,103	$6.3465	640,341	$0.2679	2,331,092	$0.3098
Granted	43,340	$10.8532	1,559,145	$8.2903	3,079,811	$0.2232
Exercised	(111,261)	$1.7505	(119,860)	$3.6417	(4,475,298)	$0.2355
Canceled	(227,483)	$6.6367	(138,523)	$2.4653	(295,264)	$0.3528

Outstanding—end of year	1,645,699	$6.7440	1,941,103	$6.3465	640,341	$0.2679

Exercisable—end of year	413,562	$5.3540	279,605	$3.8500	187,072	$0.3732

The weighted average grant date fair value of options granted during fiscal years 2008, 2007 and 2006 was $6.0892, $4.8218 and $2.3223, respectively. The total intrinsic value of options exercised during the years ended March 31, 2008, 2007 and 2006, was approximately $1,187,000, $322,000 and $15,239,000, respectively.

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Vested and Currently Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Exercise Price (Per Share)
$0.223—$0.892	374,586	7.6	$0.2350	146,870	$0.2533
$6.607—$8.214	645,787	8.7	$6.9573	172,917	$6.9100
$10.50—$13.310	625,326	8.8	$10.4228	93,775	$10.4736

	1,645,699	8.5	$6.7440	413,562	$5.3540

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s unvested shares, included unvested stock options and shares of unvested restricted stock, as of March 31, 2008, and changes during the years ended March 31, 2008 and 2007, is presented below:

	APB 25			SFAS 123R			Total
	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount
Unvested Options and Restricted Shares Outstanding at March 31, 2006	1,204,469	$0.420	$509,911	2,879,388	$2.393	$6,880,377	4,083,857	$1.813	$7,390,288
Granted	—	—	—	1,512,392	4.841	7,321,288	1,512,392	4.841	7,321,288
Vested	(711,653)	0.423	(301,132)	(932,363)	1.812	(1,689,207)	(1,644,016)	1.211	(1,990,339)
Canceled	(59,197)	0.239	(14,121)	(239,953)	2.663	(639,065)	(299,150)	2.183	(653,186)

Unvested Options and Restricted Shares outstanding at March 31, 2007	433,619	0.449	194,658	3,219,464	3.688	11,873,393	3,653,083	3.304	12,068,051
Granted	—	—	—	43,340	6.089	263,908	43,340	6.089	263,908
Vested	(206,925)	0.366	(75,641)	(482,361)	1.465	(706,449)	(689,286)	1.135	(782,090)
Canceled	(10,443)	0.378	(3,944)	(487,665)	3.387	(1,651,801)	(498,108)	3.324	(1,655,745)

Unvested Options and Restricted Shares outstanding at March 31, 2008	216,251	$0.532	$115,073	2,292,778	$4.265	$9,779,051	2,509,029	$3.943	$9,894,124

As of March 31, 2008, there was approximately $6.2 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the year ended March 31, 2008 was approximately $782,000.

During fiscal 2006 and 2005, the Company offered certain holders of stock options the limited opportunity to exercise their options at a price equal to the deemed fair value of the Company’s stock at the time of the offer. To the extent that the offer was not accepted, the affected options retained their original exercise price. However, because of the Company’s offer, these options became subject to variable accounting as prescribed in FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) (“FIN 44”). The majority of these awards became fixed upon exercise under the bonus offer during March 2006, as described in the following paragraph, which was accounted for as a modification under SFAS 123R. Compensation expense related to these options has been recognized during fiscal 2008, 2007 and 2006, since the modified option exercise prices were below the reassessed per share fair value of the Company’s common stock at that time. The Company recorded compensation expense amounting to approximately $(51,000), $912,000 and $632,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

During March 2006, the Company offered certain holders of stock options, totaling 143 employees, the limited opportunity to receive a cash bonus to exercise all of their outstanding stock options. As part of this offer, unvested stock options could be exercised into restricted stock. This offer was accounted for as a modification under SFAS 123R. The additional compensation expense for the modification was deemed immaterial to the Company’s financial statements. There are 1,279,892 and 1,991,585 shares of common stock subject to restriction as of March 31, 2008 and 2007 related to this offer.

On February 7, 2007, in connection with the negotiation of a new employment agreement with the Company’s President and Chief Executive Officer, the Compensation Committee accelerated the vesting of 854,449 shares of restricted stock held by the Company’s President and Chief Executive Officer. These shares

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Stock Awards

On January 12, 2007, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted stock options and restricted stock awards. The shares of restricted stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unamortized compensation cost related to restricted stock awards was $14.1 million as of March 31, 2008. This cost is expected to be recognized over a weighted-average period of 1.9 years. The following table presents a summary of the restricted stock award activity for the year ended March 31, 2008.

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2007	—	$—
Awarded	1,933,845	11.1317
Vested	(312,022)	12.2596
Canceled	(56,680)	12.3996

Unvested balance at March 31, 2008	1,565,143	$10.8609

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the lesser of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. For the ESPP, the Company recorded approximately $52,000 of compensation expense for the year ended March 31, 2008. There are 490,098 shares available for issuance under the ESPP as of March 31, 2008.

Warrants

In conjunction with the subordinated notes payable to stockholders in 2002, the Company issued warrants to the holders to purchase 28,000 shares of common stock at $0.89 per share and 750,000 shares of Series B preferred stock at $1.00 per share. The Series B preferred stock warrants were replaced with 750,000 warrants to purchase Series A-4 preferred stock at $0.25 per share in November 2003. In November 2006, the Company issued a warrant to acquire 44,800 shares of its common stock at an exercise price of $6.61 per share to an existing stockholder that is affiliated with a director of the Company. The Company recorded stock-based compensation expense of approximately $114,000 related to this warrant during the quarter ended December 31, 2006.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2008, the Company had outstanding warrants to purchase 56,985 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

	Year Ended March 31, 2008		Year Ended March 31, 2007		Year Ended March 31, 2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—beginning of year	147,868	$2.148	108,666	$0.214	194,770	$1.080
Granted	—		44,800	$6.607	—
Exercised	(90,883)	$2.384	(5,598)	$0.357	(58,104)	$2.188
Canceled	—		—		(28,000)	$2.230

Outstanding—end of year	56,985	$1.769	147,868	$2.148	108,666	$0.214

Exercisable—end of year	56,985	$1.769	147,868	$2.148	108,666	$0.214

10.	INCOME TAXES

The provision for income taxes consists of:

	Year Ended March 31,
	2008	2007	2006
Federal:
Current	$—	$—	$—
Deferred	(2,989,693)	(2,605,129)	(487,404)

	(2,989,693)	(2,605,129)	(487,404)

State:
Current	24,000	—	—
Deferred	(1,090,369)	(736,343)	554,538

	(1,066,369)	(736,343)	554,538

Foreign:
Deferred	—	(67,368)	—

	—	(67,368)	—

Change in Valuation Allowance:
United States	4,260,862	3,341,472	(67,134)
Foreign	—	67,368	—

	4,260,862	3,408,840	(67,134)

Provision for income taxes	$204,800	$—	$—

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate of 34% for the years ended March 31, 2008, 2007 and 2006 is as follows:

	Years Ended March 31,
	2008	2007	2006
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.8)	(7.6)	10.0
Stock-based compensation	0.0	0.0	15.0
Officer’s life insurance	0.0	0.0	0.1
Other	1.8	(4.5)	(2.2)
Expiration of state net operating losses	0.0	1.8	12.9
Change in valuation allowance	41.0	44.3	(1.8)

	2.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for the years ended March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$5,258,235	$5,978,047
Accrued expenses	173,746	854,848
Property and equipment	186,812	83,921
Intangibles	530,153	12,731
Deferred revenue	525,592	83,872
Stock-based compensation	3,138,992	1,654,002
Reserves	99,425	67,135
Tax credits	405,846	509,487
Other	7,479	—
Foreign NOL	—	67,368

Total gross deferred tax assets	10,326,280	9,311,411
Valuation allowance	(10,326,280)	(9,311,411)

Total deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization—goodwill	(180,800)	—

Total deferred tax liabilities	$(180,800)	$—

As of March 31, 2008, the Company had net operating loss carryforwards of approximately $13,474,000 for federal income tax purposes and $10,800,000 for state income tax purposes. Federal and state net operating losses may be available to offset future federal income tax liabilities. The net operating losses for federal income tax purposes expire at various dates through 2028 and state net operating losses expire at various dates through 2013. As required by SFAS No. 109, Accounting for Income Taxes, management has determined that is more likely than not that the Company will not recognize the benefit of federal and state deferred tax assets, and as a result, a valuation allowance of $10,326,280 and $9,311,411 has been established at March 31, 2008 and 2007, respectively.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have additional net operating loss carryforwards of approximately $545,000 resulting from excess tax deductions from stock options exercised since 2006. Pursuant to SFAS No. 123R, the deferred tax asset relating to excess tax benefit from these exercises was not recognized for financial statement purposes, however, this amount may be recognized for financial statement purposes in the future if the benefit is ultimately realized.

Ownership changes, as defined by the Internal Revenue Code, may substantially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Such annual limitations could result in the expiration of net operating loss carryforwards before utilization.

The Company adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 proscribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

The amount of unrecognized tax benefits as of March 31, 2008 was $185,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months.

The change in unrecognized tax benefits for the year ended March 31, 2008 is as follows:

Balance at April 1, 2007	$185,000
Increase (decrease) for tax positions related to prior years	—
Increase (decrease) for tax positions related to the current year	—
Settlements	—
Reductions for Expiration of Statue of Limitations	—

Balance at March 31, 2008	$185,000

As of March 31, 2008, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2004 through 2007. Additionally, since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the China taxing authority.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of March 31, 2008, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

11.	BENEFIT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by the Company, limited to a maximum annual amount set by the Internal Revenue Service. The Company has not made any matching contributions to the 401(k) Plan during the years ended March 31, 2008, 2007 and 2006.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

The following table presents consolidated statement of operations data for each of the eight quarters in the period beginning April 1, 2006 and ending March 31, 2008. This information is derived from our unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	Three months ended
(in thousands, except per share data)	June 30 2006	Sept. 30 2006	Dec. 31 2006	March 31 2007	June 30 2007	Sept. 30 2007	Dec. 31 2007	March 31 2008
	(Unaudited)
Statements of Operations Data:
Revenue:
Subscription revenues	$4,441	$4,840	$5,484	$5,738	$6,758	$7,781	$8,505	$8,508
Advertising revenues	715	602	553	661	781	687	681	806

Total revenues	5,156	5,442	6,037	6,399	7,539	8,468	9,186	9,314
Cost of revenues	1,052	1,122	1,483	1,677	1,622	1,883	2,208	2,516

Gross profit	4,104	4,320	4,554	4,722	5,917	6,585	6,978	6,798
Operating Expenses:
Research and development	728	899	1,180	1,309	882	1,227	1,368	1,464
Sales and marketing	2,687	2,965	3,396	3,744	3,899	4,427	5,242	5,395
General and administrative	1,448	1,553	1,974	3,947	2,927	3,620	3,598	3,355
Amortization of intangible assets	53	24	25	24	135	281	321	389

Total operating expenses	4,916	5,441	6,575	9,024	7,843	9,555	10,529	10,603
Loss from operations	(812)	(1,121)	(2,021)	(4,302)	(1,926)	(2,970)	(3,551)	(3,805)
Other income (expense)	(22)	(25)	(27)	248	561	549	516	232

Loss before provision for income taxes	(834)	(1,146)	(2,048)	(4,054)	(1,365)	(2,421)	(3,035)	(3,573)
Provision for income taxes	—	—	—	—	—	89	49	66

Net loss	(834)	(1,146)	(2,048)	(4,054)	(1,365)	(2,510)	(3,084)	(3,639)
Accretion of preferred stock	(129)	(129)	(129)	(84)	—	—	—	—

Net loss attributable to common stockholders per share	$(963)	$(1,275)	$(2,177)	$(4,138)	$(1,365)	$(2,510)	$(3,084)	$(3,639)

Net loss attributable to common stockholders per share—basic and diluted	$(0.20)	$(0.26)	$(0.43)	$(0.44)	$(0.10)	$(0.18)	$(0.22)	$(0.26)

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended March 31,
	2008	2007	2006
Supplemental cash flow information:
Cash paid for interest	$—	$119,000	$159,000

Noncash operating activities:
Bonus paid in common stock	$1,898,000	$250,000	$—

Noncash financing activities
Accretion and dividends on preferred stock	$—	$471,000	$516,000
Conversion of convertible preferred stock to common stock	$—	$11,009,000	$—

Cash paid for acquisitions, net of cash acquired:
Net assets acquired (liabilities assumed)	$937,034	$(120,000)	$—
Goodwill and intangible assets	16,722,741	780,000	—

Total cost of acquisitions	17,659,775	660,000	—
Less:
Cash acquired	(90,084)	—	—
Value of common stock issued	(500,000)	—	—
Deferred purchase price	(703,181)	—	—

Cash paid for acquisitions, net of cash acquired	$16,366,510	$660,000	$—

SALARY.COM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended March 31, 2006	$289,501	$(86,923)	$(36,262)	$166,316
Year ended March 31, 2007	166,316	13,396	—	179,712
Year ended March 31, 2008	179,712	67,185	—	246,897

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Deferred tax valuation allowance (deducted from net deferred taxes)
Year ended March 31, 2006	$5,969,706	$(67,135)	$—	$5,902,571
Year ended March 31, 2007	5,902,571	3,408,840	—	9,311,411
Year ended March 31, 2008	9,311,411	1,014,869	—	10,326,280

S-1