Form 10-Q
period 2008-06-30
SALARY. COM, INC.
filed 2008-08-11
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	16,199,993 shares
Class	Outstanding at August 6, 2008

SALARY.COM, INC. AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements:

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,707	$37,727
Accounts receivable, less allowance for doubtful accounts of $302 and $247, at June 30, 2008 and March 31, 2008, respectively	5,671	4,734
Prepaid expenses and other current assets	2,012	1,922

Total current assets	42,390	44,383

Property, equipment and software, net	2,294	1,566
Amortizable intangible assets, net	8,388	9,082
Other intangible assets	460	460
Goodwill	9,807	9,549
Restricted cash	1,110	739
Other assets	472	430

Total assets	$64,921	$66,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,029	$1,961
Accrued compensation	1,456	2,720
Accrued expenses and other current liabilities	3,340	3,146
Deferred revenue, current portion	21,989	20,523

Total current liabilities	28,814	28,350

Deferred revenue, less current portion	1,279	1,510
Other long-term liabilities	688	181

Total liabilities	30,781	30,041

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,019,483 issued and outstanding at June 30, 2008 and 14,452,999 outstanding at March 31, 2008	2	1
Additional paid-in capital	80,300	76,166
Accumulated deficit	(46,156)	(39,994)
Accumulated other comprehensive loss	(6)	(5)

Total stockholders’ equity	34,140	36,168

Total liabilities and stockholders’ equity	$64,921	$66,209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2008	2007
	(unaudited)
Revenue:
Subscription revenues	$8,989	$6,758
Advertising revenues	625	781

Total revenues	9,614	7,539

Cost of revenues	3,240	1,622

Gross profit	6,374	5,917

Operating expenses:
Research and development	1,809	882
Sales and marketing	6,490	3,899
General and administrative	3,995	2,927
Amortization of intangible assets	379	135

Total operating expenses	12,673	7,843

Loss from operations	(6,299)	(1,926)

Other income (expense), net:
Interest income	250	561
Other income (expense)	(27)	—

Total other income, net	223	561

Loss before provision for income taxes	(6,076)	(1,365)
Provision for income taxes	86	—

Net loss	$(6,162)	$(1,365)

Net loss per share - basic and diluted	$(0.42)	$(0.10)

Weighted average shares outstanding - basic and diluted	14,597	13,358

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)

	Shares	Amount
Balance at March 31, 2008	14,452,999	$1	$76,166	$(39,994)	$(5)	$36,168

Issuance of common stock for option exercises	9,603	—	5	—	—	5
Vesting of restricted stock awards	38,886	—	—	—	—	—
Vesting of early exercise stock options	96,854	—	22	—		22
Issuance of common stock for bonuses and incentive awards	373,734	1	1,724	—	—	1,725
Issuance of common stock for Board of Director fees	31,100	—	145	—	—	145
Issuance of common stock for the employee stock purchase plan	16,307	—	97	—	—	97
Severance payments to be settled in common stock	—	—	154	—	—	154
Stock-based compensation expense	—	—	1,987	—	—	1,987
Comprehensive loss:
Cumulative translation adjustment	—	—	—		(1)	(1)
Net loss	—	—	—	(6,162)	—	(6,162)

Comprehensive loss	—	—	—	—	—	(6,163)

Balance at June 30, 2008	15,019,483	$2	$80,300	$(46,156)	$(6)	$34,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,162)	$(1,365)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and software	240	263
Amortization of intangible assets	777	141
Stock-based compensation	1,987	674
Provision for doubtful accounts	55	59
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	(992)	(225)
Prepaid expenses and other current assets	(89)	304
Other assets	(42)	(34)
Increase in:
Accounts payable	68	455
Accrued expense and other current liabilities	757	814
Other long-term liabilities	71	—
Deferred revenue	1,235	527

Net cash (used in) provided by operating activities	(2,095)	1,613

Cash flows from investing activities:
Cash paid for acquisition of businesses	(250)	(10,198)
Cash paid for acquisition of data	(23)	(200)
Cash paid for other intangible assets	(7)	(14)
Increase in restricted cash	(372)	—
Purchases of property and equipment	(327)	(116)
Capitalization of software development costs	(45)	(162)

Net cash used in investing activities	(1,024)	(10,690)

Cash flows from financing activities:
Proceeds from the issuance of common stock	101	3
Repurchase of unvested exercised stock options	(1)	(12)

Net cash provided by (used in) financing activities	100	(9)

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Net decrease in cash and cash equivalents	(3,020)	(9,087)
Cash and cash equivalents, beginning of period	37,727	49,016

Cash and cash equivalents, end of period	$34,707	$39,929

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Salary.com, Inc. (the “Company”) is a leading provider of on-demand compensation and talent management solutions helping businesses and individuals manage pay and performance. The Company provides companies of all sizes comprehensive on-demand software applications that are tightly integrated with its proprietary data sets to automate the essential elements of its customers’ compensation management processes. The Company enables employers of all sizes to replace or supplement inefficient and expensive traditional approaches to compensation management, including paper-based surveys, consultants, internally developed software applications and spreadsheets. The Company was incorporated in Delaware in 1999 and its principal operations are located in Waltham, Massachusetts. Since December of 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. The Company conducts its business primarily in the United States, however, it expects to expand its international business significantly in the future.

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

Pursuant to accounting requirements of the Securities and Exchange Commission (“SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

SALARY.COM, INC. AND SUBSIDIARIES

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

Valuation of Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company reviews the carrying value of its goodwill by comparing the carrying value of the related business component to its estimated fair value. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business component. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. No circumstances arose during the three months ended June 30, 2008 which would indicate that the carrying value of goodwill has become impaired. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives or contract periods, as applicable.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Advertising revenues are comprised of revenues that the Company generates through agreements to display third party advertising on the Company’s website for a fixed period of time or fixed number of impressions. Advertising revenues are recognized as the advertising is displayed on the website.

Stock-Based Compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123-revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements over the vesting period of the award and that such expense be measured at the fair value of the award.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its customers’ inability to pay. The provision is based on the Company’s historical experience and for specific customers that, in its opinion, are likely to default on its receivables from them. In order to identify these customers, the Company performs ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, the Company has experienced significant growth in the number of its customers, and the Company has less payment history to rely upon with these customers. The Company relies on historical trends of bad debt as a percentage of total revenue and applies these percentages to the accounts receivable associated with new customers and evaluates these customers over time.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, including notes payable, approximate their fair value because of their short-term nature.

Comprehensive Loss

For the Company’s non-U.S. subsidiary, which operates in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for the foreign subsidiary is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive loss.”

Income Taxes

For the three months ended June 30, 2008 and 2007, the Company recorded a provision for income taxes of $86,000 and $0, respectively. The provision for income taxes in the three months ended June 30, 2008 consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill from the Company’s business acquisitions.

Other Taxes

Non-income taxes such as sales tax are presented on a net basis.

Net Loss Attributable to Common Stockholders per Share

Net loss attributable to common stockholders per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share includes the

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock unless the effect is antidilutive.

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	Three months ended June 30,
	2008	2007
	(unaudited)
Options to purchase common stock	1,625,995	1,886,831
Warrants to purchase common stock	56,985	147,868
Restricted stock awards	2,459,460	159,689
Restricted shares (1)	1,175,877	1,838,815

Total options, warrants, restricted stock awards and restricted shares exercisable or convertible into common stock	5,318,317	4,033,203

(1)	Represents stock options that have been exercised, but unvested as of the reporting date. As such, the related common stock is legally issued and outstanding. Per Statement of Financial Accounting Standards No. 128, “Earnings per Share,” these shares will not be considered outstanding for accounting purposes until the contingency related to vesting has been resolved through the rendering of the required service or the shares are cancelled upon termination of the respective employee.

If the outstanding options and warrants were exercised or converted into common stock or the restricted stock awards and restricted shares were to vest, the result would be anti-dilutive. Therefore, basic and diluted net loss attributable to common stockholders per share is the same for all periods presented in the accompanying consolidated statements of operations.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On May 9, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined for public accountants and their firms in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 states that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of FSAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. The Company is currently assessing the impact that FAS 142-3 may have on its consolidated financial statements.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of June 30, 2008 and March 31, 2008, consist of the following:

	(in thousands, unaudited)
	June 30, 2008			March 31, 2008
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Amortizable intangible assets:
Non-compete agreements (5 years)	$1,595	$511	$1,084	$1,595	$388	$1,207
Customer relationships (5 years)	5,010	1,091	3,919	5,010	835	4,175
Other intangible assets (5-18 years)	324	132	192	201	58	143
Data acquisition costs (1-3 years)	4,229	1,036	3,193	4,207	650	3,557

Total amortizable intangible assets	$11,158	$2,770	$8,388	$11,013	$1,931	$9,082

Unamortizable intangible assets:
Goodwill	9,807		9,807	9,549		9,549
Other indefinite lived intangible assets	460		460	460		460

Total goodwill and other indefinite lived intangible assets	$10,267		$10,267	$10,009		$10,009

Total intangible assets	$21,425		$18,655	$21,022		$19,091

All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three months ended June 30, 2008 and 2007 was approximately $777,000 and $141,000, respectively, of which $397,000 and $6,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to our customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
(in thousands)
2009	$2,945
2010	2,882
2011	2,163
2012	1,202
2013	322

The changes in the carrying amount of goodwill for the three months ended June 30, 2008 are as follows:

(in thousands)
Balance as of March 31, 2008	$9,549
Increase to goodwill from contingent consideration earned	258

Balance as of June 30, 2008	$9,807

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. STOCK-BASED COMPENSATION

Stock Options

Stock-based compensation by line item in the statement of operations for the years ended March 31, 2008, 2007 and 2006 was as follows:

	Three months ended June 30
	2008	2007
	(in thousands)
Cost of revenues	$400	$95
Research and development	266	2
Marketing and sales	717	202
General and administrative	604	375

	$1,987	$674

Stock option activity, under all plans, during the three months ended June 30, 2008 was as follows:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,645,699	$6.74	1,941,103	$6.35
Granted	—		38,860	$10.57
Exercised	(9,603)	0.55	(3,605)	1.21
Canceled	(10,101)	8.47	(89,527)	6.48

Outstanding - end of period	1,625,995	$6.77	1,886,831	$6.45

Exercisable - end of period	446,359	$5.60	344,694	$4.30

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving restricted shares, which are then subject to vesting under the respective option’s vesting schedule. Restricted shares are subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the restricted shares at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the restricted shares upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as a subscription payable of $358,000 as of June 30, 2008, which is included in Accrued Expenses and Other Current Liabilities. Upon vesting of the restricted shares, the Subscription Payable is relieved and recorded in equity. As of June 30, 2008 and 2007, there were 1,175,877 and 1,838,815 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

As of June 30, 2008, there was approximately $5.7 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.8 years.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense related to stock options that is included in the statement of operations for the three months ended June 30, 2008 and 2007 was approximately $402,000 and $544,000, respectively. Compensation expense related to stock options is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

On January 12, 2007, the Board of Directors of the Company approved forms of stock option agreements and restricted stock agreements for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted stock options and restricted stock awards. On May 5, 2008, the Board of Directors of the Company approved a form deferred stock award agreement for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted deferred stock awards. The shares of restricted stock and deferred stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock and deferred stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unamortized compensation cost related to restricted stock and deferred stock awards was $16.1 million as of June 30, 2008. This cost is expected to be recognized over a weighted-average period of 1.8 years. During the three months ended June 30, 2008, the Company issued common stock with a value of $1.7 million as payment for the fiscal year 2008 employee bonuses and other incentive programs. The expense for the bonus and incentive programs is classified as payroll compensation in the period in which it is earned.

The following table presents a summary of the restricted stock and deferred stock award activity for the three months ended June 30, 2008.

	Three months ended June 30, 2008		Three months ended June 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested balance - beginning of period	1,565,143	$10.86	—
Awarded	1,493,892	4.80	159,689	$10.57
Vested	(443,720)	5.29	—
Canceled	(155,855)	12.50	—

Unvested balance - end of period	2,459,460	$8.08	159,689	$10.57

The Company recorded approximately $1,544,000 and $41,000 of compensation expense related to restricted stock and deferred stock awards during the three months ended June 30, 2008 and 2007, respectively.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. The Company recorded approximately $24,000 of compensation expense related to shares issued under our employee stock purchase plan for the three months ended June 30, 2008.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of June 30, 2008, the Company had outstanding warrants to purchase 56,985 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

	Three Months Ended June 30, 2008
	Number of Warrants	Weighted Average Exercise Price
Outstanding - beginning of period	56,985	$1.769
Granted	—
Exercised	—
Canceled	—

Outstanding - end of period	56,985	$1.769

Exercisable - end of period	56,985	$1.769

5. COMMITMENTS AND CONTINGENCIES

Vendor Financing Agreement

In June 2008, the Company entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. The Company will make quarterly payments of approximately $64,000 for a term of 36 months.

Equipment Leaseline

On April 17, 2008, the Company entered into a leaseline agreement with a maximum available commitment of $350,000. The lease term begins on July 1, 2008 and runs for a term of 36 months. As of June 30, 2008, the Company had leased approximately $173,000 of equipment under the terms of this leaseline. The Company will make monthly payments of approximately $4,700. This lease has been classified as an operating lease.

Litigation and Claims

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

6. INCOME TAXES

The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before being recognized as a benefit in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. The Company’s adoption of FIN 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously unrecognized tax benefits and did not have an effect on its financial position or results of operations as the Company has a full valuation allowance against its deferred tax assets.

The amount of unrecognized tax benefits as of June 30, 2008 was $185,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of June 30, 2008, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2004 through 2007. Additionally, since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the China taxing authority.

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended June 30
	2008	2007
	(in thousands, unaudited)
Noncash operating activities:
Bonus paid in common stock	$1,606	$—
Incentive compensation paid in common stock	$119	$—
Board of Directors fees paid in common stock	$145	$—

Noncash investing activities:
Liabilities assumed on acquisition of business	$—	$133

Noncash financing activities:
Vendor financed equipment purchases	$674	$—

Cash paid for acquisitions, net of cash acquired
Net assets acquired (liabilities assumed)	$—	$176
Goodwill and intangible assets	—	10,112

Total cost of acquisitions	—	10,288
Less:
Cash acquired	—	(90)

Cash paid for acquisitions, net of cash acquired	$—	$10,198

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Business Outlook

We are a leading provider of on-demand compensation, performance management and competency management solutions in the human capital software-as-a-service (“SaaS”) market. We offer content-rich software and services to help businesses and individuals manage pay and performance. Companies of all sizes turn to us to effectively and efficiently compensate, promote and manage their employees. With our help, companies can put the right talent in the right roles to deliver business objectives and individuals at all levels can determine their worth.

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

Our data sets contain base, bonus and incentive pay data for positions held by more than 80% of U.S. employees and similar data for the top executives in more than 12,000 U.S. public companies. Our flagship offering is CompAnalyst®, a suite of on-demand compensation management applications that integrates our data, third-party survey data and a customer’s own pay data with a complete analytics offering. We have expanded our CompAnalyst market data and added new geographic coverage in the Canadian market with more than 650 benchmark jobs. Our Canadian content has already attracted a diverse set of customers across multiple industries. We continue to build our IPAS® global compensation technology survey with coverage of technology jobs from clerk to chief executive officer in more than 70 countries. In addition, we are expanding our compensation data services for the consumer goods retail sectors (i.e., apparel, footwear, luxury goods and specialty retail).

Our on-demand performance management solutions offer our customers effective and measurable ways to attract and inspire employee performance. TalentManager, our employee lifecycle performance management software suite, helps businesses automate performance reviews, streamline compensation planning and link employee pay to performance. TalentManager helps employers gain visibility into their performance cycle and drive employee engagement in the process through a configurable, easy to use interface that can be personalized by users. Using TalentManager, we believe that employers can improve their performance management systems and model the critical jobs skills they need to achieve their business goals.

As of June 30, 2008, our enterprise subscriber base has grown to nearly 2,900 companies who have subscriptions from $2,000 to more than $100,000 annually. We have achieved 29 consecutive quarters of revenue growth since April 2001. However, during that time, we have consistently incurred operating losses. During the three months ended June 30, 2008, we incurred an operating loss of $6.3 million compared to an operating loss of $3.8 million in the three months ended March 31, 2008. During the three months ended June 30, 2008, we experienced operating cash outflows of $2.1 million compared to operating cash inflows $3.0 million in the three months ended March 31, 2008. As of June 30, 2008, we had an accumulated deficit of $46.2 million.

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

We also have launched a series of next generation products that are designed to enable companies of all sizes to effectively and efficiently attract, retain and reward employees. New products that we have recently made available include expanded capabilities in compensation, performance management and competency services as follows:

•	Enhanced CompAnalyst compensation platform with .net and ajax technologies.

•	New international market pricing data set for Canada.

•	Increased CompAnalyst Executive® data processing capability.

•	Re-architected TalentManager performance management suite including our new Succession Planning module.

•	A small business version of our performance management and pay products for companies with fewer than 500 employees.

During fiscal 2009, we will be launching additional product which will have similarly expanded capabilities. These products include:

•	Enhanced IPAS compensation platform with .net and ajax technologies.

•	A competency management application to complement our new data libraries and competency consulting practice.

•	New international market pricing data set for additional individual countries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. We maintain a website where copies of our reports filed with SEC may be accessed, as well as other information concerning our business, products and news releases. The address of our website is www.salary.com. Our website is included as a textual reference only and the information on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended June 30, 2008 and 2007, subscription revenues accounted for 93% and 90%, respectively, of our total revenues and for the three months ended June 30, 2008 and 2007, advertising revenues accounted for 7% and 10%, respectively, of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of June 30, 2008, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new sales and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. The direct sales commissions for our subscription sales are capitalized at the time a subscription agreement is executed by a customer and we recognize the initial year sales commission expense ratably over one year. In the case of multi-year agreements, upon billing the customer for each additional year, we incur a subsequent sales commission and recognize the expense for such commission over the applicable year. Typically, a majority of the sales commission is recognized in the initial year of the subscription term. In order to add new customers and increase sales to our existing customers, we plan to continue to invest heavily in our sales efforts by increasing the number of direct sales personnel. We also plan to expand our marketing activities in order to extend brand awareness and generate additional leads for our sales staff. As a result, we expect that our sales and marketing expenses will increase on an absolute dollar basis as we grow our business.

General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, human resources, administrative and management information systems personnel, professional fees and other corporate expenses, including rent and depreciation expense.

Results of Operations

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated.

	Three Months Ended
	June 30
	2008	2007
	(in thousands)
Total deferred revenue at end of period	$23,268	$16,985
Net cash (used in) provided by operating activities	(2,095)	1,613

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Revenues. Revenues for the first quarter of fiscal 2009 were $9.6 million, an increase of $2.1 million, or 28%, compared to revenues of $7.5 million for the first quarter of fiscal 2008. Subscription revenues were $9.0 million for the first quarter of fiscal 2009, an increase of $2.2 million, or 33%, compared to subscription revenues of $6.8 million for the first quarter of fiscal 2008. The growth in subscription revenues was due primarily to an increase of $0.9 million in renewal revenues from existing subscription customers, an increase of $0.1 million in revenues from new subscription customers and an increase of $0.5 million in revenues from additional products sold to existing customers in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Included in the growth in subscription revenues was the increase in the incremental revenue contribution of $1.0 from acquisitions during fiscal year 2008. Advertising revenues were $625,000 for the first quarter of fiscal 2009, a decrease of $156,000, or 20%, compared to advertising revenues of $781,000 for the first quarter of fiscal 2008. The decrease in advertising revenues was primarily due a reduction of advertising revenue from job boards. Total deferred revenue as of June 30, 2008 was $23.3 million, representing an increase of $6.3 million, or 37%, compared to total deferred revenue of $17.0 million as of June 30, 2007.

Cost of Revenues. Cost of revenues for the first quarter of fiscal 2009 was $3.2 million, an increase of $1.6 million, or 100%, compared to cost of revenues of $1.6 million for the first quarter of fiscal 2008. The increase in cost of revenues was primarily due to a $0.5 million increase in payroll and benefit related costs due to the addition of personnel to our compensation and professional service teams in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, a $0.4 million increase in amortization of intangible assets primarily from data acquisition costs, a $0.3 million increase in stock-based compensation expense as well as $0.2 million of additional consulting fees. As a percent of total revenues, cost of revenues increased to 34% in the first quarter of fiscal 2009 compared to 22% in the first quarter of fiscal 2008. The percentage increase was primarily the result of an increase in professional services personnel needed to support our changing business mix which now includes a more substantial consulting component.

Research and Development Expenses. Research and development expenses for the first quarter of fiscal 2009 were $1.8 million, an increase of $0.9 million, or 100%, compared to research and development expenses of $0.9 million for the first quarter of fiscal 2008. The increase in research and development expenses was primarily due to a $0.3 million increase in stock-based compensation expense, a $0.3 million increase in payroll and related expenses due to the addition of research and development personnel since the first quarter of fiscal 2008 and a $0.1 million increase in equipment expenses to support the increased headcount. Research and development expenses increased to 19% of total revenues in the first quarter of fiscal 2009 compared to 12% of total revenues in the first quarter of fiscal 2008 primarily as a result of the increased headcount to support planned product introductions.

Sales and Marketing Expenses. Sales and marketing expenses for the first quarter of fiscal 2009 were $6.5 million, an increase of $2.6 million, or 67%, compared to sales and marketing expenses of $3.9 million for the first quarter of fiscal 2008. The increase was primarily due to a $1.1 million increase in payroll and benefit related costs due to the addition of sales and marketing personnel since the first quarter of fiscal 2008, a $0.2 million increase in sales commissions as a result of increased sales, a $0.5 million increase in stock-based compensation expense, a $0.4 million increase in advertising and trade show expenses and a $0.3 million increase in other services required to support our growing sales team. Sales and marketing expenses increased to 68% of total revenues in the first quarter of fiscal 2009 compared to 52% of total revenues in the first quarter of fiscal 2008. Our sales and marketing headcount increased as we hired additional personnel in connection with our previously announced sales and marketing initiatives.

General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 2009 were $4.0 million, an increase of $1.1 million, or 37%, compared to general and administrative expenses of $2.9 million for the first quarter of fiscal 2008. The increase in general and administrative expenses was primarily due to a $0.5 million increase in payroll and benefit related costs due to the addition of administrative personnel as well as severance charges. Also contributing to the increase in general and administrative expenses was a $0.2 million increase in stock-based compensation expense, Board of Directors fees of $0.1 million and a $0.1 increase in consulting expenses related to the implementation of our new enterprise resource planning (“ERP”) system. General and administrative expenses increased to 42% of total revenues in the first quarter of fiscal 2009 compared to 39% in the first quarter of fiscal 2008.

Amortization of Intangible Assets. Amortization of intangible assets for the first quarter of fiscal 2009 was $379,000 compared to $135,000 in the first quarter of fiscal 2008. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ICR Limited, L.C. in May 2007, ITG Competency Group, Inc. (“ITG”) in August 2007 and Schoonover Associates, Inc. in December 2007.

Interest Income. Interest income for the first quarter of fiscal 2009 was $250,000 compared to $561,000 in the first quarter of fiscal 2008. The decrease in interest income was due to a decrease in invested cash balances as well as a decrease in interest rates in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling $34.7 million and accounts receivable, net of allowance for doubtful accounts of $5.7 million, compared to cash and cash equivalents of $37.7 million and accounts receivable, net of allowance for doubtful accounts of $4.7 million at March 31, 2008. Our working capital as of June 30, 2008 was $13.6 million compared to working capital of $16.0 million as of March 31, 2008.

Cash used in operating activities for the three months ended June 30, 2008 was $2.1 million. This amount resulted from a net loss of $6.2 million, adjusted for net non-cash charges of $3.1 million and a $1.0 million net increase in working capital accounts. Non-cash items primarily consisted of $0.2 million of depreciation and amortization of property, equipment and software, $0.8 million of amortization of intangible assets and $2.0 million of stock-based compensation. The net increase in working capital of $1.0 million was primarily comprised of increases in accounts receivable of $1.0 million, accrued expenses and other current liabilities of $0.8 million and deferred revenue of $1.2 million. The increase in accounts receivable is primarily due to an overall increase in invoicing during the three months ended June 30, 2008 compared to the same period in the prior year. The increase in accrued expenses is primarily due to an increase in accrued compensation. The increase in deferred revenue is primarily due to increased invoicing less revenue recognition from our subscription customers in the three months ended June 30, 2008. The growth in the invoiced amounts was primarily due to increased subscription renewals and increased sales to existing customers. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to accounts receivable and deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months.

Cash used in investing activities was $1.0 million and consisted primarily of $0.3 million paid as deferred purchase price related to the acquisition of ITG Competency Group, LLC in August 2007, an increase in restricted cash of $0.4 million and $0.3 million paid for purchases of property and equipment for new offices, network infrastructure and computer equipment to support our growth in employee headcount. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash provided by financing activities was $100,000, which consisted primarily of $101,000 received from the issuance of common stock related to the employee stock purchase plan.

In August 2006, we entered into a $5,000,000 credit facility with Silicon Valley Bank. The line, which expires in August 2008, provides for a term loan up to $1,000,000 and a $4,000,000 revolving working capital line of credit. We are currently in negotiations for a new line of credit. Borrowings on the term loan bear interest at the bank’s prime rate plus 1.00% and interest is payable on a monthly basis. Borrowings on the revolving line bear interest at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of our assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the undrawn balance. As of June 30, 2008, there were no outstanding borrowings under this credit facility. On August 8, 2008 we entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008.

On December 30, 2006, we entered into an agreement with a vendor to obtain additional data sets that runs for an initial one year term following the date of the initial delivery. The fee for the initial term was $1.5 million. At the end of the initial term, October 1, 2008, the agreement shall automatically renew for up to six subsequent one year terms unless terminated by us. The annual fees due to the vendor related to years two through seven of the agreement are $0.5 million, $0.6 million, $0.6 million, $0.7 million, $0.8 million, and $0.9 million, respectively.

On April 17, 2008, we entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term begins on July 1, 2008 and runs for a term of 36 months. As of June 30, 2008, we had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, we entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term begins on October 1, 2008 and runs for a term of 36 months. In addition, we have approximately $1.1 million in a restricted cash account as collateral for equipment with a value of approximately $1.1 million, in accordance with all of our master lease agreements.

On August 3, 2007 we acquired the assets of ITG. Under the terms of the agreement, the owners of ITG are eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration will be paid 50% in cash and 50% in common stock. As of June 30, 2008, approximately $721,000 of the additional consideration has been earned. The consideration is due to be paid by September 30, 2008.

On December 21, 2007 we acquired the assets of Schoonover Associates, Inc. Under the terms of the agreement, $0.5 million of cash will be held in escrow until one year from the anniversary of the closing. Schoonover will also be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and 112,646 newly issued shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period.

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

In June 2008, we entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. We will make quarterly payments of approximately $64,000 for a term of 36 months.

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

Other than the leaseline agreements discussed above, there have been no material changes to our contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Income Taxes. We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of June 30, 2008, we have a full valuation allowance against our deferred tax assets.

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

Stock-Based Compensation. We follow the provisions of FASB Statement No. 123-revised, “Share-Based Payment” (“SFAS 123R”), which requires that all stock-based compensation be recognized as an expense in the financial statements over the vesting period and that such expense be measured at the fair value of the award.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We estimate our expected volatility based on historical data from our traded share price. Management believes that the historical volatility of our stock price represents the best estimate of the expected volatility of our stock price. Prior to February 2007, we were a private company and therefore lacked sufficient company-specific historical and implied volatility information. Consequently, we estimated our volatility based on the volatility of a peer group of publicly traded companies.

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

The stock price volatility and expected terms utilized in the calculation of fair values involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period of the option. SFAS 123R also requires that we recognize compensation expense for only the portion of options that are expected to vest. Therefore, we have estimated expected forfeitures of stock options with the adoption of SFAS 123R. In developing a forfeiture rate estimate, we have considered our historical experience and our growing employee base. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

We recognized stock-based compensation pursuant to SFAS 123R of approximately $2.0 million and $0.6 million in the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we had $21.7 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

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

New Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS

162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined for public accountants and their firms in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 states that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on our consolidated financial statements.

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of FSAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. We are currently assessing the impact that FAS 142-3 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”), which improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. G. Kent Plunkett, our Chief Executive Officer, and Bryce Chicoyne, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Plunkett and Chicoyne concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation

(b) Changes in internal controls over financial reporting. We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. As a result of the evaluation completed by the Company, and in which Messrs. Plunkett and Chicoyne participated, the Company has concluded that there were no changes during the fiscal quarter ended June 30, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	our ability to become profitable;

•	the ability of our solutions to achieve market acceptance;

•	a highly competitive market for compensation management;

•	failure of our customers to renew their subscriptions for our products;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our ability to generate additional revenues from investments in sales and marketing;

•	our ability to integrate acquired companies and businesses;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	the loss of key personnel; and

•	other factors discussed elsewhere in this report.

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

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of June 30, 2008, our accumulated deficit is approximately $46.2 million. Our recent operating losses were $12.3 million for the fiscal year ended March 31, 2008, $8.3 million for the fiscal year ended March 31, 2007, and $3.0 million for the fiscal year ended March 31, 2006. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between March 31, 2004 and June 30, 2008, the number of our full time equivalent employees increased from 76 to 443. We anticipate that additional growth will be required in order to increase our customer base and handle an increase in the volume of our business.

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

As of June 30, 2008, we had net operating loss carryforwards of approximately $34.1 million for state and federal tax purposes. These loss carryforwards expire at various dates through 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option and Incentive Plan and our 2004 Stock Option and Incentive Plan (“Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended June 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	1,918	$0.223	—	—
May 1 – 31	2,414	$0.223	—	—
June 1 – 30	—	$—	—	—
Total	4,332	$0.223	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: August 11, 2008	/s/ Bryce Chicoyne
Bryce Chicoyne
Chief Financial Officer
(Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Salary.com Inc. Employment offer letter dated as of April 2, 2008, by and between Salary.com, Inc. and Bryce Chicoyne. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed June 13, 2008 (File No. 001-3312)) *

10.2	First Loan Modification Agreement by and between Salary.com, Inc. and Silicon Valley Bank dated as of August 8, 2008 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Compensatory plan or arrangement