Form 10-Q
period 2008-09-30
SALARY. COM, INC.
filed 2008-11-10
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	16,434,112 shares
Class	Outstanding at November 3, 2008

SALARY.COM, INC. AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements:

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,018	$37,727
Accounts receivable, less allowance for doubtful accounts of $242 and $247, at September 30, 2008 and March 31, 2008, respectively	5,068	4,734
Prepaid expenses and other current assets	2,082	1,922

Total current assets	35,168	44,383

Property, equipment and software, net	2,273	1,566
Amortizable intangible assets, net	11,301	9,082
Other intangible assets	1,187	460
Goodwill	13,168	9,549
Restricted cash	1,116	739
Other assets	478	430

Total assets	$64,691	$66,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,636	$1,961
Accrued compensation	1,695	2,720
Accrued expenses and other current liabilities	3,709	3,146
Deferred revenue, current portion	22,183	20,523

Total current liabilities	30,223	28,350

Deferred revenue, less current portion	1,770	1,510
Other long-term liabilities	2,039	181

Total liabilities	34,032	30,041

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,311,792 issued and outstanding at September 30, 2008 and 14,452,999 outstanding at March 31, 2008	2	1
Additional paid-in capital	83,244	76,166
Accumulated deficit	(52,456)	(39,994)
Accumulated other comprehensive loss	(131)	(5)

Total stockholders’ equity	30,659	36,168

Total liabilities and stockholders’ equity	$64,691	$66,209

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Subscription revenues	$9,858	$7,781	$18,848	$14,539
Advertising revenues	688	687	1,313	1,468

Total revenues	10,546	8,468	20,161	16,007
Cost of revenues	3,131	1,883	6,372	3,506

Gross profit	7,415	6,585	13,789	12,501

Operating expenses:
Research and development	2,296	1,227	4,105	2,109
Sales and marketing	7,153	4,427	13,643	8,326
General and administrative	3,941	3,620	7,937	6,547
Amortization of intangible assets	444	281	823	415

Total operating expenses	13,834	9,555	26,508	17,397

Loss from operations	(6,419)	(2,970)	(12,719)	(4,896)

Other income (expense), net:
Interest income	206	514	457	1,075
Other income (expense)	(30)	35	(57)	35

Total other income, net	176	549	400	1,110

Loss before provision for income taxes	(6,243)	(2,421)	(12,319)	(3,786)
Provision for income taxes	56	89	143	89

Net loss	$(6,299)	$(2,510)	$(12,462)	$(3,875)

Net loss per share - basic and diluted	$(0.42)	$(0.18)	$(0.84)	$(0.29)

Weighted average shares outstanding - basic and diluted	15,144	13,606	14,872	13,483

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2008	14,452,999	$1	$76,166	$(39,994)	$(5)	$36,168
Issuance of common stock for option and warrant exercises	24,956	—	14	—	—	14
Vesting of restricted stock awards	148,657	—	—	—	—	—
Vesting of early exercise stock options	190,372	—	130	—		130
Issuance of common stock for bonuses and incentive awards	373,734	1	1,724	—	—	1,725
Issuance of common stock for Board of Director fees	52,246	—	244	—	—	244
Issuance of stock for consulting fees	52,521		250	—		250
Issuance of common stock for the employee stock purchase plan	16,307	—	97	—	—	97
Severance payments to be settled in common stock	—	—	154	—	—	154
Stock-based compensation expense	—	—	4,465	—	—	4,465
Comprehensive loss:
Cumulative translation adjustment	—	—	—		(126)	(126)
Net loss	—	—	—	(12,462)	—	(12,462)

Comprehensive loss	—	—	—	—	—	(12,588)

Balance at September 30, 2008	15,311,792	$2	$83,244	$(52,456)	$(131)	$30,659

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,462)	$(3,875)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and software	576	531
Amortization of intangible assets	1,607	450
Stock-based compensation	4,465	1,833
Board of directors fees paid in common stock	244	—
Consulting fees paid in common stock	250	—
Legal settlement paid in common stock	—	237
(Reduction in) provision for doubtful accounts	(5)	31
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	(37)	(856)
Prepaid expenses and other current assets	(152)	496
Other assets	(48)	(65)
Increase in:
Accounts payable	364	824
Accrued expense and other current liabilities	684	1,718
Other long-term liabilities	140	76
Deferred revenue	1,306	1,706

Net cash (used in) provided by operating activities	(3,068)	3,106

Cash flows from investing activities:
Cash paid for acquisition of businesses	(5,637)	(11,979)
Cash paid for acquisition of data	(23)	(200)
Cash paid for other intangible assets	(9)	(23)
Increase in restricted cash	(378)	(300)
Purchases of property and equipment	(548)	(181)
Capitalization of software development costs	(79)	(234)

Net cash used in investing activities	(6,674)	(12,917)

Cash flows from financing activities:
Repayments of notes payable	(64)	—
Proceeds from the issuance of common stock	111	264
Repurchase of unvested exercised stock options	(16)	(25)

Net cash provided by financing activities	31	239

Effect of exchange rate changes on cash and cash equivalents	2	—

Net decrease in cash and cash equivalents	(9,709)	(9,572)
Cash and cash equivalents, beginning of period	37,727	49,016

Cash and cash equivalents, end of period	$28,018	$39,444

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Salary.com, Inc. (the “Company”) is a leading provider of on-demand compensation, performance management and competency management solutions in the human capital software-as-a-service (“SaaS”) market. The Company’s software, services and proprietary content help businesses and individuals manage pay and performance, as well as automate, streamline and optimize critical talent management processes. The Company’s products include: CompAnalyst®, a suite of on-demand compensation management applications that integrates the Company’s data, third-party survey data and a customer’s own pay data with a complete analytics offering; TalentManager®, the Company’s employee lifecycle performance management software suite which helps businesses automate performance reviews, streamline compensation planning, perform succession planning, and link employee pay to performance; and IPAS®, a global compensation technology survey with coverage of technology jobs from clerk to chief executive officer in more than 70 countries. The Company also offers one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position. The Company was incorporated in Delaware in 1999 and its principal operations are located in Waltham, Massachusetts. Since December of 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. In August 2008, the Company acquired InfoBasis limited, a competency-based, learning and development software company, located in Abingdon, United Kingdom. The Company conducts its business primarily in the United States, however, it expects to continue to expand its international business in the future.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation of Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company reviews the carrying value of its goodwill by comparing the carrying value of the related business component to its estimated fair value. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business component. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. No circumstances arose during the three months ended September 30, 2008 which would indicate that the carrying value of goodwill has become impaired. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives or contract periods, as applicable.

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

Revenue Recognition

The Company derives its revenues from subscription fees and, to a lesser extent, through advertising on its website and syndication fees. Subscription revenues are comprised primarily of subscription fees from enterprise and

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

small business customers who pay a bundled fee for the Company’s on-demand software applications and data products and implementation services related to the Company’s subscription products, as well as syndication fees from the Company’s website partners and premium membership subscriptions sold primarily to individuals. To a lesser extent, subscription revenues also include fees for discrete professional services which are not bundled with the Company’s subscription products, revenues from sales of job competency models and related implementation and consulting services and revenue from the sale of the Company’s Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis. These discrete professional services generally represent stand-alone compensation related to consulting and benchmarking of specific jobs. The Company follows the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in the Financial Statements”, as amended by SAB No. 104, Revenue Recognition. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees from the customer is probable.

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

Revenues from the Company’s sales of job competency models and related implementation services may contain multiple service elements and deliverables. These elements include delivery of the job competency models, implementation services, consulting services and post contract customer support. The Company recognizes revenue for these transactions in accordance with EITF 00-21. Except for the post contract customer support services, the Company does not have objective and reliable evidence for the fair value of the deliverables in these types of transactions, primarily due to the variability of the sales price between different customers. Revenue from the sales of post contract customer support services is recognized ratably over the contract period, generally one year, upon delivery of the job competency models. The Company accounts for the job competency models, implementation services and consulting services as a single unit of accounting. Revenue from the sale of job competency models, implementation services and consulting services is recognized when all elements of the contract have been delivered.

Discrete professional services represent a separate earnings process and revenue is recognized as services are performed. Professional services engagements are generally priced on a fixed-fee basis. Revenue under fixed-fee arrangements is recognized proportionally to the performance of the services utilizing milestones, if present in the arrangement, or at the completion of the project.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Loss

For the Company’s non-U.S. subsidiaries, each of which operates in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for each foreign subsidiary is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive loss.”

Income Taxes

For the six months ended September 30, 2008 and 2007, the Company recorded a provision for income taxes of $143,000 and $89,000, respectively. The provision for income taxes in the six months ended September 30, 2008 consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to the Company’s business acquisitions.

Other Taxes

Non-income taxes such as sales tax are presented on a net basis.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Attributable to Common Stockholders per Share

Net loss attributable to common stockholders per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock unless the effect is antidilutive.

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	September 30,
	2008	2007
	(unaudited)
Options to purchase common stock	1,595,674	1,751,847
Warrants to purchase common stock	53,612	86,044
Restricted stock awards	2,608,003	788,391
Restricted shares (1)	1,018,723	1,669,227

Total options, warrants, restricted stock awards and restricted shares exercisable or convertible into common stock	5,276,012	4,295,509

(1)	Represents stock options that have been exercised, but unvested as of the reporting date. As such, the related common stock is legally issued and outstanding. Per SFAS 128, these shares will not be considered outstanding for accounting purposes until the contingency related to vesting has been resolved through the rendering of the required service or the shares are cancelled upon termination of the respective employee.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On June 16, 2008, the FASB issued Staff Position No. (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has determined that the implementation of FSP EITF 03-6-1 will result in the restricted stock outstanding that is related to the early exercise of stock options being included in the computation of EPS. As of September 30, 2008, the Company had 1,018,723 shares of restricted stock outstanding related to the early exercise of stock options that would have been included in the computation of EPS. If FSP EITF 03-6-1 was effective for the three and six months ended September 30, 2008, EPS would have been $(0.39) and $(0.78), respectively.

On May 9, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined for public accountants and their firms in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 states that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The provisions of SFAS 141R are effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS 141R will have on its consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of September 30, 2008 and March 31, 2008, consist of the following:

	September 30, 2008			March 31, 2008
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
	(in thousands, unaudited)
Amortizable intangible assets:
Non-compete agreements (5 years)	$1,856	$638	$1,218	$1,595	$388	$1,207
Customer relationships (5-7 years)	7,100	1,378	5,722	5,010	835	4,175
Developed technology (5 years)	1,399	31	1,368	—	—	—
Other intangible assets (5-18 years)	326	142	184	201	58	143
Data acquisition costs (1-3 years)	4,229	1,420	2,809	4,207	650	3,557

Total amortizable intangible assets	$14,910	$3,609	$11,301	$11,013	$1,931	$9,082

Unamortizable intangible assets:
Goodwill	13,168		13,168	9,549		9,549
Other indefinite lived intangible assets	1,187		1,187	460		460

Total goodwill and other indefinite lived intangible assets	$14,355		$14,355	$10,009		$10,009

Total intangible assets	$29,265		$25,656	$21,022		$19,091

All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three months ended September 30, 2008 and 2007 was approximately $869,000 and $309,000, respectively, of which $425,000 and $28,000, respectively, is included in cost of revenues. Acquired intangible asset amortization for the six months ended September 30, 2008 and 2007 was approximately $1,645,000 and $450,000, respectively, of which $822,000 and $35,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to our customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
(in thousands)
2009	$3,339
2010	3,511
2011	2,789
2012	1,831
2013	944

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the six months ended September 30, 2008 are as follows:

(in thousands)

Balance as of March 31, 2008	$9,549
Increase to goodwill from acquisitions	3,082
Increase to goodwill from contingent consideration earned	537

Balance as of September 30, 2008	$13,168

4. ACQUISITION OF BUSINESS

InfoBasis Ltd.

On August 21, 2008, the Company acquired the share capital of InfoBasis Limited (“InfoBasis”). InfoBasis, located in the United Kingdom, is a provider of competency-based learning and development software. Under the terms of the agreement, the Company paid the former owners of InfoBasis $5.2 million in cash of which $0.5 million of the cash paid will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate us for any losses that we may incur as a result of any breach of the representations or warranties by the former owners of InfoBasis contained in the purchase agreement, and certain liabilities arising out of the ownership or operation of InfoBasis prior to the acquisition. The former employee owners of InfoBasis will also be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve-month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for five years, allocated proportionately amongst the employee owners. The total cash paid for the acquisition was approximately $5.4 million, which includes approximately $0.2 million of direct acquisition costs plus approximately $1.1 million of net liabilities assumed. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $3.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. The valuation was performed by a third party valuation firm. Goodwill from the acquisition resulted from our belief that the products and services offered by InfoBasis will be complementary to our existing competency business and on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since August 22, 2008.

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Assets acquired, primarily accounts receivable	$358
Assumed liabilities	(1,436)

Net liabilities acquired	(1,078)

Non-compete agreement (amortization period 5 years)	261
Customer relationships (amortization period 7 years)	2,090
Developed technology (amortization period 5 years)	1,399
Trade name	727
Direct acquisition costs	167
Goodwill (not deductible for tax purposes)	3,082
Deferred tax liability	(1,263)

Total cash paid	$5,385

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK-BASED COMPENSATION

Stock Options

Stock-based compensation by line item in the statement of operations for the three and six months ended September 30, 2008 and 2007 was as follows:

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Cost of revenues	$407	$193	$807	$288
Research and development	521	117	788	119
Marketing and sales	720	380	1,437	582
General and administrative	829	469	1,433	844

	$2,477	$1,159	$4,465	$1,833

Stock option activity, under all plans, during the six months ended September 30, 2008 and 2007 was as follows:

	Six Months Ended September 30, 2008		Six Months Ended September 30, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,645,699	$6.74	1,941,103	$6.35
Granted	—		43,340	10.85
Exercised	(21,583)	0.37	(70,245)	1.94
Canceled	(28,442)	6.08	(162,351)	6.22

Outstanding - end of period	1,595,674	$6.84	1,751,847	$6.91

Exercisable - end of period	631,620	$6.85	354,360	$5.02

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving restricted shares, which are then subject to vesting under the respective option’s vesting schedule. Restricted shares are subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the restricted shares at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the restricted shares upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as “subscription payable” of $236,000 as of September 30, 2008, which is included in “Accrued expenses and other current liabilities.” Upon vesting of the restricted shares, the Subscription Payable is relieved and recorded in equity. As of September 30, 2008 and 2007, there were 1,018,723 and 1,699,227 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008, there was approximately $5.1 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.7 years.

Compensation expense related to stock options included in the statement of operations for the three and six months ended September 30, 2008 was approximately $438,000 and $858,000, respectively. Compensation expense related to stock options included in the statement of operations for the three and six months ended September 30, 2007 was approximately $561,000 and $1,194,000, respectively. Compensation expense related to stock options is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

On January 12, 2007, the Board of Directors of the Company approved forms of stock option agreements and restricted stock agreements for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted stock options and restricted stock awards. On May 5, 2008, the Board of Directors of the Company approved a form of deferred stock award agreement for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted deferred stock awards. The shares of restricted stock and deferred stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock and deferred stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unrecognized compensation expense related to restricted stock and deferred stock awards was $14.4 million as of September 30, 2008. This cost is expected to be recognized over a weighted-average period of 1.7 years. In the first quarter of fiscal 2009, the Company issued common stock with a value of $1.7 million as payment for the fiscal year 2008 employee bonuses and other incentive programs. The expense for the bonus and incentive programs is classified as payroll compensation in the period in which it is earned.

The following table presents a summary of the restricted stock and deferred stock award activity for the six months ended September 30, 2008 and 2007.

	Six months ended September 30, 2008		Six months ended September 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested balance - beginning of period	1,565,143	$10.86	—
Awarded	2,084,546	4.81	946,849	$12.44
Vested	(674,941)	6.25	(148,563)	12.87
Canceled	(366,745)	9.94	(9,895)	12.77

Unvested balance - end of period	2,608,003	$7.35	788,391	$12.35

The Company recorded compensation expense of approximately $2,011,000 and $3,556,000, respectively, in the three and six months ended September 30, 2008 related to restricted stock and deferred stock awards. The Company recorded compensation expense of approximately $595,000 and $636,000, respectively, in the three and six months ended September 30, 2007 related to restricted stock and deferred stock awards.

Amendment to the 2007 Stock Option and Incentive Plan

On September 18, 2008, the Company’s stockholders approved an amendment to the Salary.com 2007 Stock Option and Incentive Plan to increase the number of shares of Salary.com common stock authorized for issuance

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

under such plan from 3,000,000 shares to 5,800,000 shares. The following is a rollforward of shares available for issuance under the 2007 Plan during the six months ended September 30, 2008.

Shares Available for Grant

The following is a summary of all stock option and restricted stock award activity and shares available for grant under the 2007 Stock Option and Incentive Plan for the six months ended September 30, 2008 and 2007.

	Six Months Ended September 30,
Shares available for grant	2008	2007
Balance - beginning of period	1,567,183	2,999,905
Increase in shares available	2,800,000	—
Stock options granted	—	(43,340)
Restricted stock awards granted	(2,084,546)	(944,572)
Stock options cancelled/forfeited	96,391	263,935
Restricted stock awards cancelled/forfeited	366,745	6,195

Balance - end of period	2,745,773	2,282,123

Distribution and Dilutive Effect of Options and Restricted Shares

	Six Months Ended September 30,
	2008	2007
Shares of common stock outstanding	15,311,792	13,315,580

Stock options granted	—	43,340
Restricted stock awards granted	2,084,546	944,572
Stock options cancelled/forfeited	(96,391)	(263,935)
Restricted stock awards cancelled/forfeited	(366,745)	(6,195)

Net options/restricted stock granted	1,621,410	717,782

Grant dilution (1)	11%	5%

Stock options exercised	21,583	70,245
Restricted stock awards vested	674,941	148,563

Total stock options exercised/restricted
stock awards vested	696,524	218,808

Exercised dilution (2)	4.55%	1.64%

(1)	The percentage for grant dilution is computed based on net options and restricted stock awards granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. The Company recorded compensation expense of approximately $28,000 and $51,000, respectively, related to shares issued under our employee stock purchase plan for the three and six months ended September 30, 2008. The Company recorded compensation expense of approximately $16,000 related to shares issued under our employee stock purchase plan in both the three and six months ended September 30, 2008.

Warrants

As of September 30, 2008, the Company had outstanding warrants to purchase 53,612 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

	Three Months Ended September 30, 2008
	Number of Warrants	Weighted Average Exercise Price
Outstanding - beginning of period	56,985	$1.77
Granted	—
Exercised	(3,373)	2.19
Canceled	—

Outstanding - end of period	53,612	$1.74

Exercisable - end of period	53,612	$1.74

6. COMMITMENTS AND CONTINGENCIES

Vendor Financing Agreement

In June 2008, the Company entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. The Company will make quarterly payments of approximately $64,000 for a term of 36 months.

Equipment Leaseline

On April 17, 2008, we entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of September 30, 2008, we had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, we entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, we have approximately $1.1 million, in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of our master lease agreements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The amount of unrecognized tax benefits as of September 30, 2008 was $185,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of September 30, 2008, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

As of September 30, 2008, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2004 through 2007. Additionally, since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the China taxing authority.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended September 30
	2008	2007
	(in thousands, unaudited)
Noncash operating activities:
Bonus paid in common stock	$1,607	$—
Incentive compensation paid in common stock	118	—
Board of Directors fees paid in common stock	244	—
Consulting fees paid in common stock	250	—

Noncash investing activities:
Liabilities assumed on acquisition of business	$(2,341)	$133

Noncash financing activities:
Vendor financed equipment purchases	$674	$—

Cash paid for acquisitions, net of cash acquired
Net assets acquired (liabilities assumed)	$(2,341)	$176
Goodwill and intangible assets	7,560	10,112
Direct acquisition related costs	167	—

Total cost of acquisitions	5,385	10,288
Less:
Cash acquired	—	(90)

Cash paid for acquisitions, net of cash acquired	$5,385	$10,198

8. SUBSEQUENT EVENTS

Line of Credit

On August 8, 2008 the Company entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008 the Company entered into a second modification of our credit facility to further extend the term of the agreement to October 8, 2008. On October 8, 2008, we entered into an extension of this credit facility which has a term of two years and expires on October 8, 2010. In addition, the Company increased the line of credit from $5.0 million to $10.0 million. Borrowings on the revolving line bear interest at the bank’s prime rate or, if the Company’s unrestricted cash falls below $20 million, at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of our assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the undrawn balance. As of September 30, 2008, there were no outstanding borrowings under this credit facility.

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

Our on-demand performance management solutions offer our customers effective and measurable ways to attract and inspire employee performance. TalentManager®, our employee lifecycle performance management software suite, helps businesses automate performance reviews, streamline compensation planning, perform succession planning, and link employee pay to performance. TalentManager helps employers gain visibility into their performance cycle and drive employee engagement in the process through a configurable, easy to use interface that can be personalized by users. Using TalentManager, we believe that employers can improve their performance management systems and model the critical jobs skills they need to achieve their business goals. Our TalentManager succession planning application was named 2008 product of the year by a leading human resources industry publication.

As of September 30, 2008, our enterprise subscriber base has grown to more than 3,300 companies. We have achieved 30 consecutive quarters of revenue growth since April 2001. However, during that time, we have consistently incurred operating losses. During the three months ended September 30, 2008, we incurred an operating loss of $6.4 million compared to an operating loss of $6.3 million in the three months ended June 30, 2008. During the six months ended September 30, 2008, we experienced operating cash outflows of $3.0 million compared to operating cash inflows $0.9 million in the six months ended June 30, 2008. As of September 30, 2008, we had an accumulated deficit of $52.5 million.

As a result of the recent financial crisis in the credit markets and difficulties in the financial services sector and continuing geopolitical uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. We anticipate that this uncertainty could cause our current and potential customers to delay or reduce their purchases of software and consulting services, which would result in longer sales cycles and lead to a reduction in sales of our products and services.

Acquisition of Business

InfoBasis Ltd.

On August 21, 2008, we acquired the share capital of InfoBasis Limited (“InfoBasis”). InfoBasis, located in the United Kingdom, is a provider of competency-based learning and development software. Under the terms of the agreement, we paid the former owners of InfoBasis $5.2 million in cash of which $0.5 million of the cash paid will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate us for any losses that we may incur as a result of any breach of the representations or warranties by the former owners of InfoBasis contained in the purchase agreement, and certain liabilities arising out of the ownership or operation of InfoBasis prior to the acquisition. The former employee owners of InfoBasis will also be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for five years, allocated proportionately amongst the former employee owners. The total cash paid for the acquisition was approximately $5.4 million, which includes approximately $0.2 million of direct acquisition costs plus approximately $1.1 million of net liabilities assumed. The results of operations include the impact of this acquisition since August 22, 2008.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended September 30, 2008 and 2007, subscription revenues accounted for 93% and 92%, respectively, of our total revenues and for the three months ended September 30, 2008 and 2007, advertising revenues accounted for 7% and 8%, respectively, of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of September 30, 2008, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new sales and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Results of Operations

The following table sets forth our total deferred revenue and net cash (used in) provided by operating activities for each of the periods indicated.

	Three Months Ended September 30		Six Months Ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total deferred revenue at end of period	$23,953	$18,262	$23,953	$18,262
Net cash (used in) provided by operating activities	(865)	569	(2,960)	3,106

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Revenues. Revenues for the second quarter of fiscal 2009 were $10.5 million, an increase of $2.0 million, or 25%, compared to revenues of $8.5 million for the second quarter of fiscal 2008. Subscription revenues were $9.9 million for the second quarter of fiscal 2009, an increase of $2.1 million, or 27%, compared to subscription revenues of $7.8 million for the second quarter of fiscal 2008. The growth in subscription revenues was due primarily to an increase of $1.3 million in recognized revenue of our core compensation and talent management products sold by our professional services sales team. Revenues from our acquisitions during the second half of fiscal 2008 led to an increase in revenue of $0.7 million. Advertising revenues were $688,000 for the second quarter of fiscal 2009 compared to advertising revenues of $687,000 for the second quarter of fiscal 2008. Total deferred revenue as of September 30, 2008 was $24.0 million, representing an increase of $5.7 million, or 31%, compared to total deferred revenue of $18.3 million as of September 30, 2007.

Cost of Revenues. Cost of revenues for the second quarter of fiscal 2009 was $3.1 million, an increase of $1.2 million, or 66%, compared to cost of revenues of $1.9 million for the second quarter of fiscal 2008. The increase in cost of revenues was primarily due to a $0.4 million increase in payroll and benefit related costs due to the addition of personnel to our compensation and professional service teams in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, a $0.4 million increase in amortization of intangible assets primarily from data acquisition costs and a $0.2 million increase in stock-based compensation expense. As a percent of total revenues, cost of revenues increased to 30% in the second quarter of fiscal 2009 compared to 22% in the second quarter of fiscal 2008. The percentage increase was primarily the result of an increase in professional services personnel needed to support our changing business mix which now includes a more substantial consulting component.

Research and Development Expenses. Research and development expenses for the second quarter of fiscal 2009 were $2.3 million, an increase of $1.1 million, or 87%, compared to research and development expenses of $1.2 million for the second quarter of fiscal 2008. The increase in research and development expenses was primarily due to a $0.4 million increase in stock-based compensation expense, a $0.3 million increase in payroll and related expenses due to the addition of research and development personnel since the second quarter of fiscal 2008 and a $0.2 million increase in equipment expenses to support the increased headcount. Research and development expenses increased to 22% of total revenues in the second quarter of fiscal 2009 compared to 14% of total revenues in the second quarter of fiscal 2008 primarily as a result of the increased headcount to support planned product introductions.

Sales and Marketing Expenses. Sales and marketing expenses for the second quarter of fiscal 2009 were $7.2 million, an increase of $2.7 million, or 62%, compared to sales and marketing expenses of $4.4 million for the second quarter of fiscal 2008. The increase was primarily due to a $1.3 million increase in payroll and benefit related costs due to the addition of sales and marketing personnel since the second quarter of fiscal 2008, a $0.6 million increase in expenses from outside service providers, a $0.3 million increase in stock-based compensation expense and a $0.4 million increase in advertising and trade show expenses. Sales and marketing expenses increased to 68% of total revenues in the second quarter of fiscal 2009 compared to 52% of total revenues in the second quarter of fiscal 2008.

General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal 2009 were $3.9 million, an increase of $0.3 million, or 9%, compared to general and administrative expenses of $3.6 million for the second quarter of fiscal 2008. The increase in general and administrative expenses was primarily due to a $0.5 million increase in payroll and benefit related costs due to the addition of administrative personnel. Also contributing to the increase in general and administrative expenses was a $0.4 million increase in stock-based compensation expense and an incremental $0.3 million of administrative expenses related to the acquisition of InfoBasis in August 2008. The increase in general and administrative expenses was somewhat offset by a decrease in legal expense of $0.5 million, a decrease in recruiting expense of $0.2 million and a decrease in accounting fees of $0.1 million. General and administrative expenses decreased to 37% of total revenues in the second quarter of fiscal 2009 compared to 43% in the second quarter of fiscal 2008.

Amortization of Intangible Assets. Amortization of intangible assets for the second quarter of fiscal 2009 was $444,000 compared to $281,000 in the second quarter of fiscal 2008. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ITG Competency Group, Inc (“ITG”) in August 2007, Schoonover Associates, Inc. in December 2007 and InfoBasis in August 2008.

Interest Income. Interest income for the second quarter of fiscal 2009 was $206,000 compared to $514,000 in the second quarter of fiscal 2008. The decrease in interest income was due to a decrease in invested cash balances as well as a decrease in interest rates in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Provision for Income Taxes. The provision for income taxes for the second quarter of fiscal 2009 was $56,000 compared to $89,000 in the second quarter of fiscal 2008. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions.

Six Months Ended September 30, 2008 compared to Six Months Ended September 30, 2007

Revenues. Revenues for the six months ended September 30, 2008 were $20.2 million, an increase of $4.2 million, or 26%, compared to revenues of $16.0 million for the same period a year ago. Subscription revenues were $18.8 million for the six months ended September 30, 2008, an increase of $4.3 million, or 30%, compared to subscription revenues of $14.5 million for the year earlier period. The increase in subscription revenues was due primarily to an increase of $2.8 million in recognized revenue of our core compensation and talent management products sold by our professional services sales team. Revenues from the acquisitions we made during the second half of fiscal 2008 and the second quarter of fiscal 2009 increased revenues by $1.8 million. Advertising revenues were $1.3 million for the six months ended September 30, 2008 compared to advertising revenues of $1.5 million for the same period a year ago. The decrease in advertising revenues was primarily due to a reduction of advertising revenue from job boards.

Cost of Revenues. Cost of revenues for the six months ended September 30, 2008 was $6.4 million, an increase of $2.9 million, or 82%, compared to cost of revenues of $3.5 million for the same period a year ago. The increase in cost of revenues was primarily due to a $1.1 million increase in payroll and benefit related costs due to the addition of personnel to our compensation and professional service teams in the six months ended September 30, 2008 compared to the year earlier period, a $0.8 million increase in amortization of intangible assets primarily from data acquisition costs and a $0.5 million increase in stock-based compensation expense. As a percent of total revenues, cost of revenues increased to 32% in the six months ended September 30, 2008 compared to 22% in the same period a year ago. The percentage increase was primarily the result of an increase in professional services personnel needed to support our changing business mix which now includes a more substantial consulting component.

Research and Development Expenses. Research and development expenses for the six months ended September 30, 2008 were $4.1 million, an increase of $2.0 million, or 95%, compared to research and development expenses of $2.1 million for the same period a year ago. The increase in research and development expenses was primarily due to a $0.7 million increase in stock-based compensation expense, a $0.5 million increase in payroll and related expenses due to the addition of research and development personnel since the second quarter of fiscal 2008, a $0.3 million increase in equipment expenses to support the increased headcount and an increase of $0.1 of rent expense related to the expansion of the China facility. Research and development expenses increased to 20% of total revenues in the six months ended September 30, 2008 compared to 13% of total revenues in the same period a year ago, primarily as a result of the increased headcount to support planned product introductions.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended September 30, 2008 were $13.6 million, an increase of $5.3 million, or 64%, compared to sales and marketing expenses of $8.3 million for the same period a year ago. The increase was primarily due to a $2.3 million increase in payroll and benefit related costs due to the addition of sales and marketing personnel since the second quarter of fiscal 2008, a $0.9 million increase in stock-based compensation expense, a $0.8 million increase in marketing, advertising and trade show expenses, an increase of $0.3 million in commissions expense and a $0.3 million increase in travel expenses. The remainder of the increase is due to an overall increase in sales and marketing expenses related to supporting the increase in headcount and the previously announced sales and marketing initiatives. Sales and marketing expenses increased to 68% of total revenues in the six months ended September 30, 2008 compared to 52% of total revenues in the same period a year ago.

General and Administrative Expenses. General and administrative expenses for the six months ended September 30, 2008 were $7.9 million, an increase of $1.4 million, or 21%, compared to general and administrative expenses of $6.5 million for the same period a year ago. The increase in general and administrative expenses was primarily due to a $1.0 million increase in payroll and benefit related costs due to the addition of administrative personnel. Also contributing to the increase in general and administrative expenses was a $0.6 million increase in stock-based compensation expense, an increase of $0.3 million in Board of Directors fees, and an incremental $0.3 million of administrative expenses related to the acquisition of InfoBasis in August 2008. The increase in general and administrative expenses was somewhat offset by a decreases in legal expense of $0.6 million, a decrease in recruiting expense of $0.3 million and a decrease in accounting fees of $0.1 million. General and administrative expenses decreased to 39% of total revenues in the six months ended September 30, 2008 compared to 41% in the same period a year ago.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended September 30, 2008 was $823,000 compared to $415,000 in the same period a year ago. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ITG in August 2007, Schoonover Associates, Inc. in December 2007 and InfoBasis in August 2008.

Interest Income. Interest income for the six months ended September 30, 2008 was $0.5 million compared to $1.1 million in the same period a year ago. The decrease in interest income was due to a decrease in invested cash balances as well as a decrease in interest rates in the six months ended September 30, 2008 compared to the year earlier period.

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2008 was $143,000 compared to $89,000 in the same period a year ago. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions. The increase in the provision for income taxes is due primarily due to the incremental impact of intangible assets acquired from business acquisitions since the second quarter of fiscal year 2008.

Liquidity and Capital Resources

At September 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling $28.0 million and accounts receivable, net of allowance for doubtful accounts of $5.1 million, compared to cash and cash equivalents of $37.7 million and accounts receivable, net of allowance for doubtful accounts of $4.7 million at March 31, 2008. Our working capital as of September 30, 2008 was $4.9 million compared to working capital of $16.0 million as of March 31, 2008. The reduction in our working capital was primarily due to our acquisition of Infobasis, which was funded by our working capital.

Cash used in operating activities for the six months ended September 30, 2008 was $3.0 million. This amount resulted from a net loss of $12.5 million, adjusted for net non-cash charges of $6.6 million and a $2.9 million net increase in working capital accounts. Non-cash items primarily consisted of $0.6 million of depreciation and amortization of property, equipment and software, $1.6 million of amortization of intangible assets and $4.5 million of stock-based compensation. The net increase in working capital of $2.9 million was primarily comprised of increases in prepaid and other current assets of $0.2 million, accounts payable of $0.4 million, accrued expenses and other current liabilities of $1.3 million and deferred revenue of $1.3 million. The increase in prepaid expenses and other current assets is due to the timing of payments to vendors. The increase in accounts payable is due both to an increased level of expenses related to our headcount growth, our increased sales and marketing spending and the timing of payments to vendors. The increase in accrued expenses is primarily due to an increase in accrued compensation. The increase in deferred revenue is primarily due to increased invoicing less revenue recognition from our subscription customers in the six months ended September 30, 2008. The growth in the invoicing was primarily due to increased subscription renewals and increased sales to existing customers. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to accounts receivable and deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months.

Cash used in investing activities was $6.7 million and consisted primarily of $5.4 million paid for the acquisition of InfoBasis in August 2008, $0.3 million paid in April 2008 as deferred purchase price related to the acquisition of ITG in August 2007, an increase in restricted cash of $0.4 million and $0.5 million paid for purchases of property and equipment for new offices, network infrastructure and computer equipment to support our growth in employee headcount. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash provided by financing activities was $31,000, which consisted primarily of $111,000 received from the issuance of common stock related to the employee stock purchase plan, offset by a $64,000 repayment of a note payable from a vendor.

On December 30, 2006, we entered into an agreement with a vendor to obtain additional data sets that runs for an initial one year term following the date of the initial delivery. The fee for the initial term was $1.5 million. At the end of the initial term, November 17, 2008, the agreement shall automatically renew for up to six subsequent one year terms unless terminated by us. The annual fees due to the vendor related to years two through seven of the agreement are $0.5 million, $0.6 million, $0.6 million, $0.7 million, $0.8 million, and $0.9 million, respectively.

On August 3, 2007 we acquired the assets of ITG. Under the terms of the agreement, the owners of ITG are eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration will be paid 75% in cash and 25% in common stock. As of September 30, 2008, all $1.0 million of the additional consideration has been earned, of which approximately $0.5 million was earned in the six months ended September 30, 2008 and recorded as additional goodwill. The additional consideration was paid in October 2008.

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

On April 17, 2008, we entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of September 30, 2008, we had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, we entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, we have approximately $1.1 million, in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of our master lease agreements.

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

On August 8, 2008 we entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008 the Company entered into a second modification of our credit facility to further extend the term of the agreement to October 8, 2008. On October 8, 2008, we entered into an extension of this credit facility which has a term of two years and expires on October 8, 2010. In addition, the Company increased the line of credit from $5,000,000 to $10,000,000. Borrowings on the revolving line bear interest at the bank’s prime rate or, if our unrestricted cash falls below $20 million, at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of our assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the undrawn balance. The credit agreement contains financial covenants that require us to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If our unrestricted cash falls below $20 million, then the amount we could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, we would be required to maintain unrestricted cash plus borrowing availability of at least $15 million, and would be required to meet certain minimum quarterly invoicing targets. As of September 30, 2008, there were no outstanding borrowings under this credit facility.

On August 21, 2008, we acquired the share capital of InfoBasis. Under the terms of the agreement, the former employee owners of InfoBasis will be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for 5 years, allocated proportionately amongst the former employee owners.

In October 2008, we entered into a new office lease for our subsidiary in Shanghai, China. The lease is for approximately 2,900 square meters and has an initial term of three years, commencing in January 2009. We can extend the lease for an additional three years at the end of the initial term. Rental payments under the lease are 365,000 Chinese Yuan RMB per month (approximately $54,000 per month).

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

Other than as discussed above, there have been no material changes to our contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Income Taxes. We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of September 30, 2008, we have a full valuation allowance against our deferred tax assets.

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

We recognized stock-based compensation pursuant to SFAS 123R in the amount of $4.5 million and $1.8 million in the six months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, we had $19.4 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

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

New Accounting Pronouncements

On June 16, 2008, the FASB issued Staff Position No. (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We have determined that the implementation of FSP EITF 03-6-1 will result in the restricted stock outstanding that is related to the early exercise of stock options being included in the computation of EPS. As of September 30, 2008, we had 1,018,723 shares of restricted stock outstanding related to the early exercise of stock options that would have been included in the computation of EPS. If FSP EITF 03-6-1 was effective for the three and six months ended September 30, 2008, EPS would have been $(0.39) and $(0.78), respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The provisions of SFAS 141R are effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 141R will have on our consolidated financial statements.

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

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. G. Kent Plunkett, our Chief Executive Officer, and Bryce Chicoyne, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Plunkett and Chicoyne concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

(b) Changes in internal controls over financial reporting. We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. As a result of the evaluation completed by the Company, and in which Messrs. Plunkett and Chicoyne participated, the Company has concluded that there were no changes during the fiscal quarter ended September 30, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	our ability to become profitable;

•	the ability of our solutions to achieve market acceptance;

•	a highly competitive market for compensation management;

•	failure of our customers to renew their subscriptions for our products;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our ability to generate additional revenues from investments in sales and marketing;

•	our ability to integrate acquired companies and businesses;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	the loss of key personnel;

•	unfavorable economic and market conditions caused by the recent financial crisis in the credit markets; and

•	other factors discussed elsewhere in this report.

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

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment

Recent turmoil in the geopolitical environment in many parts of the world and changes in energy costs may continue to put pressure on global economic conditions. Our operating results may also be affected by uncertain or changing economic conditions, such as the challenges that are currently affecting the credit markets and economic conditions in the United States. If global economic and market conditions, or economic conditions in the United States, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

We have incurred operating losses in the past and expect to incur operating losses in the future.

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of September 30, 2008, our accumulated deficit is approximately $52.5 million. Our recent operating losses were $12.3 million for the fiscal year ended March 31, 2008, $8.3 million for the fiscal year ended March 31, 2007, and $3.0 million for the fiscal year ended March 31, 2006. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between March 31, 2004 and September 30, 2008, the number of our full time equivalent employees increased from 76 to 509. We anticipate that additional growth will be required in order to increase our customer base and handle an increase in the volume of our business.

Our success will depend in part upon the ability of our senior management to manage growth effectively. To do so, we must continue to hire, train and manage new employees as needed. To date, we have not experienced any significant problems as a result of the rapid growth in our headcount, other than occasional office space constraints. However, our anticipated future growth may place greater strains on our resources. For instance, if our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees as needed, or if we are not successful in retaining our existing employees, we may not be able to handle any increase in the volume of our business and our business may be harmed. As we continue to grow, we may outgrow our current space in Waltham, Massachusetts, Shanghai, China and Abingdon, United Kingdom or desire to open additional offices domestically and internationally, which will require us to expend additional financial resources and make it more difficult to manage employees not located at our principal headquarters and maintain uniform standards, controls, procedures and policies across locations. If we determine that it is necessary or desirable to open additional offices, whether domestically or internationally, management resources will be allocated to integrating new offices, handling cultural and language issues arising from international operations and managing costs associated with a multi-office organization. Such focus could divert management’s attention from managing ongoing business operations.

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

As of September 30, 2008, we had net operating loss carryforwards of approximately $41.7 million for state and federal tax purposes. These loss carryforwards expire at various dates through 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option and Incentive Plan and our 2004 Stock Option and Incentive Plan (“Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	9,970	$0.223	—	—
August 1 – 31	53,648	$0.223	—	—
September 1 – 30	—	$—	—	—
Total	63,618	$0.223	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to the stockholders at our Annual Meeting of Stockholders held on September 18, 2008. Each of the matters was approved by the requisite vote.

(1) The following individuals were re-elected to the Board of Director for three-year terms as Class II directors:

Name	Votes For	Votes Withheld
Paul R. Daoust	14,716,316	286,263
Robert A. Trevisani	14,693,826	308,753
Bryce Chicoyne	14,839,282	163,297

(2) To approve an amendment to the Salary.com 2007 Stock Option and Incentive Plan to increase the number of shares available for issuance under such plan from 3,000,000 to 5,800,000:

Votes For	7,465,457
Votes Against	6,418,494
Votes Abstain	10,507
Broker Non-Votes	1,108,121

(3) To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending March 31, 2009:

Votes For	14,967,181
Votes Against	30,161
Votes Abstain	5,237
Broker Non-Votes	0

ITEM 5 — OTHER INFORMATION

In September 2008, Kent Plunkett, our President, Chief Executive Officer and Chairman, adopted a Rule 10b5-1 trading plan with a brokerage firm. The plan was established as part of Mr. Plunkett’s individual long-term investment strategy for asset diversification and liquidity. The plan specifies the number of shares of our common stock that may be sold and the market prices at which the sales may occur, subject to the terms and conditions of the plan. Mr. Plunkett informed us that he did not have knowledge of any material nonpublic information about Salary.com when he adopted the plan. The transactions under the plan will be disclosed publicly though appropriate filings with the Securities and Exchange Commission. Pursuant to the plan, the brokerage firm may sell up to 120,000 shares of Salary.com common stock owned by Mr. Plunkett. The plan is scheduled to terminate in September 2009.

In October 2008, we entered into a new office lease for our subsidiary in Shanghai, China. The lease is for approximately 2,900 square meters and has an initial term of three years, commencing in January 2009. We can extend the lease for an additional three years at the end of the initial term. Rental payments under the lease are 365,000 Chinese Yuan RMB per month (approximately $54,000 per month).

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: November 10, 2008	/s/ Bryce Chicoyne
Bryce Chicoyne
Chief Financial Officer
(Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement dated August 21, 2008 by and among Salary.com, Inc., the Principals, Oxford, and the Additional Shareholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed August 27, 2008).

10.1	Lease Contract dated October 24, 2008 between SDC China Limited and Shanghai Zhangjiang Microelectronics Port Co., Ltd (filed herewith).

10.2	Second Loan Modification Agreement by and between Salary.com, Inc. and Silicon Valley Bank dated as of September 17, 2008 (filed herewith).

10.3	Third Loan Modification Agreement by and between Salary.com, Inc. and Silicon Valley Bank dated as of October 8, 2008 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 15, 2008).

10.4	The Salary.com, Inc. 2007 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement dated July 29, 2008, for the 2008 Annual Meeting of Stockholders).*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Compensatory plan or arrangement