Form 10-Q
period 2008-12-31
SALARY. COM, INC.
filed 2009-02-09
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	16,793,397 shares
Class	Outstanding at February 1, 2009

SALARY.COM, INC. AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements:

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,474	$37,727
Accounts receivable, less allowance for doubtful accounts of $155 and $247, at December 31, 2008 and March 31, 2008, respectively	7,470	4,734
Prepaid expenses and other current assets	2,030	1,922

Total currents assets before funds held for clients	32,974	44,383
Funds held for clients	11,561	—

Total current assets	44,535	44,383

Property, equipment and software, net	3,007	1,566
Amortizable intangible assets, net	17,270	9,082
Other intangible assets	1,039	460
Goodwill	14,691	9,549
Restricted cash	1,122	739
Other assets	604	430

Total assets	$82,268	$66,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,404	$1,961
Accrued compensation	938	2,720
Accrued expenses and other current liabilities	3,419	3,146
Revolving credit facility	7,300	—
Deferred revenue, current portion	25,317	20,523

Total current liabilities before client funds obligations	39,378	28,350
Client funds obligations	11,561	—

Total current liabilities	50,939	28,350

Deferred revenue, less current portion	1,986	1,510
Other long-term liabilities	1,785	181

Total liabilities	54,710	30,041

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,835,857 issued and outstanding at December 31, 2008 and 14,452,999 outstanding at March 31, 2008	2	1
Additional paid-in capital	86,212	76,166
Accumulated deficit	(57,622)	(39,994)
Accumulated other comprehensive loss	(1,034)	(5)

Total stockholders’ equity	27,558	36,168

Total liabilities and stockholders’ equity	$82,268	$66,209

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Subscription revenues	$10,267	$8,505	$29,115	$23,044
Advertising revenues	735	681	2,048	2,149

Total revenues	11,002	9,186	31,163	25,193
Cost of revenues	2,961	2,208	9,333	5,714

Gross profit	8,041	6,978	21,830	19,479

Operating expenses:
Research and development	2,211	1,368	6,317	3,478
Sales and marketing	6,715	5,242	20,357	13,568
General and administrative	3,749	3,598	11,726	10,144
Amortization of intangible assets	495	321	1,288	736

Total operating expenses	13,170	10,529	39,688	27,926

Loss from operations	(5,129)	(3,551)	(17,858)	(8,447)

Other income (expense), net:
Interest income	61	495	518	1,570
Other income (expense)	(52)	21	(109)	56

Total other income, net	9	516	409	1,626

Loss before provision for income taxes	(5,120)	(3,035)	(17,449)	(6,821)
Provision for income taxes	36	49	179	139

Net loss	$(5,156)	$(3,084)	$(17,628)	$(6,960)

Net loss per share - basic and diluted	$(0.33)	$(0.22)	$(1.17)	$(0.51)

Weighted average shares outstanding - basic and diluted	15,643	13,976	15,130	13,648

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2008	14,452,999	$1	$76,166	$(39,994)	$(5)	$36,168
Issuance of common stock for option and warrant exercises	56,912	—	15	—	—	15
Vesting of restricted stock awards	462,657	1	(171)	—	—	(170)
Vesting of early exercise stock options	278,033	—	150	—	—	150
Issuance of common stock for bonuses and incentive awards	373,734	—	1,724	—	—	1,724
Issuance of common stock for Board of Director fees	67,312	—	278	—	—	278
Issuance of stock for consulting fees	52,521	—	250	—	—	250
Issuance of common stock for the employee stock purchase plan	43,748	—	197	—	—	197
Issuance of stock for contingent payment as part of acquisitions	73,154	—	234	—	—	234
Repurchase of common stock	(25,213)	—	(38)			(38)
Options assumed as part of acquisitions	—	—	1,111	—	—	1,111
Severance payments to be settled in common stock	—	—	154	—	—	154
Stock-based compensation expense	—	—	6,142	—	—	6,142
Conprehensive loss:		—
Cumulative translation adjustment	—	—	—	—	(1,029)	(1,029)
Net loss	—	—	—	(17,628)	—	(17,628)

Comprehensive loss	—	—	—	—	—	(18,657)

Balance at December 31, 2008	15,835,857	$2	$86,212	$(57,622)	$(1,034)	$27,558

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(17,628)	$(6,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and software	926	809
Amortization of intangible assets	2,513	1,043
Stock-based compensation	6,142	3,476
Board of directors fees paid in common stock	278	—
Consulting fees paid in common stock	250	—
Legal settlement paid in common stock	—	237
(Reduction in) provision for doubtful accounts	(132)	76
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	(1,440)	(1,229)
Prepaid expenses and other current assets	10	372
Other assets	(538)	15
Increase (decrease) in:
Accounts payable	3	232
Accrued expense and other current liabilities	(120)	2,869
Other long-term liabilities	(8)	119
Deferred revenue	2,940	4,353

Net cash (used in) provided by operating activities	(6,804)	5,412

Cash flows from investing activities:
Cash paid for acquisition of businesses, net of cash acquired	(12,661)	(15,667)
Cash paid for acquisition of data	(23)	(2,350)
Cash paid for other intangible assets	(9)	(33)
Increase in restricted cash	(383)	(731)
Purchases of property and equipment	(1,533)	(216)
Capitalization of software development costs	(97)	(282)
Net increase in assets held to satisfy client fund obligations	(7,509)	—

Net cash used in investing activities	(22,215)	(19,279)

Cash flows from financing activities:
Proceeds from revolving credit facility	7,300	—
Repayments of notes payable	(129)	—
Proceeds from the issuance of common stock	212	496
Repurchase of unvested exercised stock options	(32)	(32)
Repurchase of common stock	(38)	—
Net increase in client funds obligations	7,509	—

Net cash provided by financing activities	14,822	464

Effect of exchange rate changes on cash and cash equivalents	(56)	(3)

Net decrease in cash and cash equivalents	(14,253)	(13,406)
Cash and cash equivalents, beginning of period	37,727	49,016

Cash and cash equivalents, end of period	$23,474	$35,610

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Salary.com, Inc. (the “Company”) is a leading provider of on-demand human resource management systems (“HRMS”)/payroll compensation, performance management and competency management solutions in the human capital software-as-a-service (“SaaS”) market. The Company’s software, services and proprietary content help businesses and individuals manage pay and performance, as well as automate, streamline and optimize critical talent management processes. The Company’s products include: CompAnalyst®, a suite of on-demand compensation management applications that integrates the Company’s data, third-party survey data and a customer’s own pay data with a complete analytics offering; TalentManager®, the Company’s employee lifecycle performance management software suite which helps businesses automate performance reviews, streamline compensation planning, perform succession planning, and link employee pay to performance; and IPAS®, a global compensation technology survey with coverage of technology jobs from clerk to chief executive officer in more than 70 countries. The Company also offers one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position. The Company was incorporated in Delaware in 1999 and its principal operations are located in Waltham, Massachusetts. Since December of 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. In August 2008, the Company acquired InfoBasis limited, a competency-based, learning and development software company, located in Abingdon, United Kingdom. On December 17, 2008, the Company acquired Genesys Software Systems, Inc., a leading provider of on-demand HRMS, benefits and payroll services. The Company conducts its business primarily in the United States, however, it expects to continue to expand its international business in the future.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, intangible assets and goodwill, acquisition accounting, income taxes, allowance for doubtful accounts, stock-based compensation and capitalization of software development costs eligible for capitalization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash in money market accounts and overnight repurchase agreements. These investments, which are currently invested in money market funds that hold only United States Government securities, are subject to minimal credit and market risks.

Valuation of Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company reviews the carrying value of its goodwill by comparing the carrying value of the related business component to its estimated fair value. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business component. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. No circumstances arose during the three months ended December 31, 2008 which would indicate that the carrying value of goodwill has become impaired. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives or contract periods, as applicable.

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

Valuation of identifiable intangible assets acquired in business combinations.

In connection with the Company’s acquisitions, it assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. Identifiable intangible assets consist primarily of non-compete agreements, customer relationships, trademarks and acquired technology. Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates. Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company derives its revenues from subscription fees and, to a lesser extent, through advertising on its website and syndication fees. Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for the Company’s on-demand software applications and data products and implementation services related to the Company’s subscription products, as well as syndication fees from the Company’s website partners and premium membership subscriptions sold primarily to individuals. To a lesser extent, subscription revenues also include fees for discrete professional services which are not bundled with the Company’s subscription products, revenues from sales of job competency models and related implementation and consulting services, revenues from sales of payroll perpetual licenses, maintenance and hosting services including related implementation and consulting services, and revenue from the sale of the Company’s Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis. These discrete professional services generally represent stand-alone compensation related to consulting and benchmarking of specific jobs. The Company follows the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in the Financial Statements,”as amended by SAB No. 104, Revenue Recognition. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees from the customer is probable.

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

Subscription agreements that are related to the Company’s TalentManager suite of products may contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software and often specify initial services including configuration and training. Except when the Company becomes the subject of a bankruptcy proceeding which is not dismissed within 60 days of filing or the Company makes an assignment for the benefit of its creditors, these particular subscription agreements do not provide customers the right to take possession of the software at any time. In May 2003, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 was issued to address how companies should determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance in EITF 00-21, the Company determined that it does not have objective and reliable evidence for the fair value of the TalentManager subscription fees after delivery of specified initial services, consisting of configuration and training. The Company cannot establish the fair value of the TalentManager subscription element of the contract due to the variability of the sales price between different customers for the subscription element of the contract. Furthermore, the initial services do not have stand-alone value to the customer without being bundled with the subscription element of the contract because the Company does not sell the initial services separately and because such services are not provided by a third party. The Company therefore accounts for these subscriptions arrangements and its related service fees as a single unit of accounting.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenues from the Company’s payroll sales, including the sale of perpetual licenses and related post customer support, payroll hosting services and related implementation services, may contain multiple service elements and deliverables. These elements include delivery of the software, hosting services, implementation and consulting services and post customer support.

Sales of perpetual licenses involve the sale of software and consequently fall under the guidance of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” (“SOP No. 97-2”), for revenue recognition. The Company licenses software under non-cancelable license agreements and provides services including maintenance, implementation consulting and training services. In accordance with the provisions of SOP No. 97-2, license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statements of income until all such criteria are met. Revenue from the sales of post contract customer support services is recognized ratably over the contract period, generally one year, upon delivery of the license.

Subscription revenues generated from hosting services are generally recognized in accordance with EITF No. 00-21 since the customer is purchasing the right to use the payroll software rather than licensing the software on a perpetual basis, except for situations where the customer has a contractual right to the software licenses. Arrangements where the customer is given the contractual right to the license are recognized in accordance with SOP 97-2. The Company does not currently have objective and reliable evidence for the fair value of the deliverables in either type of transaction, primarily due to the variability of the sales price between different customers. The elements that typically exist in hosting arrangements include the hosting services, software maintenance (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of the software). The pricing for hosting services and the maintenance of the software is bundled and billed based using a per employee per month (“PEPM”) fee. Since the Company does not have objective and reliable evidence for the fair value of the aforementioned deliverables, we do not separate the undelivered elements and recognize revenue on a monthly basis as the services are performed, once the customer processes its first live payroll.

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, the provision of payroll-related forms and the printing of Forms W-2 for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for implementation consulting and training services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement. Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method, which involves the use of estimates. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete. If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when the Company receives final acceptance from the customer.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

For the nine months ended December 31, 2008 and 2007, the Company recorded a provision for income taxes of $179,000 and $139,000, respectively. The provision for income taxes in the nine months ended December 31, 2008 consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to the Company’s business acquisitions.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31,
	2008	2007
	(unaudited)
Options to purchase common stock	2,038,541	1,696,703
Warrants to purchase common stock	53,612	56,985
Restricted stock awards	2,096,399	947,906
Restricted shares (1)	857,020	1,511,843

Total options, warrants, restricted stock awards and restricted shares exercisable or convertible into common stock	5,045,572	4,213,437

(1)	Represents stock options that have been exercised, but unvested as of the reporting date. As such, the related common stock is legally issued and outstanding. Per SFAS 128, these shares will not be considered outstanding for accounting purposes until the contingency related to vesting has been resolved through the rendering of the required service or the shares are cancelled upon termination of the respective employee.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On June 16, 2008, the FASB issued Staff Position No. (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in sharebased payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has determined that the implementation of FSP EITF 03-6-1 will result in the restricted stock outstanding that is related to the early exercise of stock options being included in the computation of EPS. As of December 31, 2008, the Company had 857,020 shares of restricted stock outstanding related to the early exercise of stock options that would have been included in the computation of EPS. If FSP EITF 03-6-1 was effective for the three and nine months ended December 31, 2008, EPS would have been $(0.31) and $(1.10), respectively.

On May 9, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined for public accountants and their firms in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 states that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008 and its adoption did not have a material impact on the Company’s consolidated financial statements.

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of FSAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. The Company is currently assessing the impact that FAS 142-3 may have on its consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining what effect, if any, the adoption of SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The provisions of

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SFAS 141R are effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS 141R will have on its consolidated financial statements.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2008 and March 31, 2008, consist of the following:

	(in thousands, unaudited)
	December 31, 2008			March 31, 2008
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Amortizable intangible assets:
Non-compete agreements (5 years)	$1,828	$767	$1,061	$1,595	$388	$1,207
Customer relationships (5-7 years)	9,090	1,700	7,390	5,010	835	4,175
Developed technology (5 years)	5,115	104	5,011	—	—	—
Other intangible assets (5-18 years)	326	153	173	201	58	143
Trade name (5 years)	750	6	744	—	—	—
Data acquisition costs (1-3 years)	4,643	1,752	2,891	4,207	650	3,557

Total amortizable intangible assets	$21,752	$4,482	$17,270	$11,013	$1,931	$9,082

Unamortizable intangible assets:
Goodwill	14,691		14,691	9,549		9,549
Other indefinite lived intangible assets	1,039		1,039	460		460

Total goodwill and other indefinite lived intangible assets	$15,730		$15,730	$10,009		$10,009

All of the Company’s definite lived intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three months ended December 31, 2008 and 2007 was approximately $898,000 and $593,000, respectively, of which $404,000 and $272,000, respectively, is included in cost of revenues. Acquired intangible asset amortization for the nine months ended December 31, 2008 and 2007 was approximately $2.5 million and $1.0 million respectively, of which $1.2 million and $307,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to our customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
(in thousands)
2009	$3,606
2010	4,460
2011	3,735
2012	2,757
2013	1,875

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the nine months ended December 31, 2008 are as follows:

(in thousands)
Balance as of March 31, 2008	$9,549
Increase to goodwill from acquisitions	4,605
Increase to goodwill from contingent consideration earned	537

Balance as of December 31, 2008	$14,691

4. ACQUISITION OF BUSINESS

Genesys Software Systems, Inc.

On December 17, 2008, the Company acquired all issued and outstanding shares of Genesys Software Systems, Inc. (“Genesys”), a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, the Company paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common into options to purchase approximately 519,492 shares of the Company’s common stock. In addition, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2,000,000 which would be paid in cash or shares of the Company’s common stock, at the Company’s option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. The purchase price to be allocated for financial accounting purposes was approximately $8.9 million, which includes $1.1 million of options to purchase the Company’s common stock and approximately $0.3 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed in accordance with SFAS 141. The Company preliminarily allocated $2.0 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by Genesys will be complementary to the Company’s on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 17, 2008.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Assets acquired, primarily accounts receivable	$6,790
Assumed liabilities	(7,122)

Net assets acquired	(332)

Non-compete agreement (amortization period 5 years)	60
Customer relationships (amortization period 7 years)	2,400
Developed technology (amortization period 7 years)	4,000
Trade name (amortization period 5 years)	750
Goodwill (not deductible for tax purposes)	2,045

Total purchase price	$8,923

InfoBasis Ltd.

On August 21, 2008, the Company acquired the share capital of InfoBasis Limited (“InfoBasis”). InfoBasis, located in the United Kingdom, is a provider of competency-based learning and development software. Under the terms of the agreement, the Company paid the former owners of InfoBasis $5.2 million in cash of which $0.5 million of the cash paid will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate the Company for any losses that the Company may incur as a result of any breach of the representations or warranties by the former owners of InfoBasis contained in the purchase agreement, and certain liabilities arising out of the ownership or operation of InfoBasis prior to the acquisition. The former employee owners of InfoBasis will also be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve-month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for five years, allocated proportionately amongst the employee owners. The total cash paid for the acquisition was approximately $5.4 million, which includes approximately $0.2 million of direct acquisition costs plus approximately $1.2 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed in accordance with SFAS 141. The Company preliminarily allocated $3.2 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products and services offered by InfoBasis will be complementary to the Company’s existing competency business and on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since August 22, 2008.

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Assets acquired, primarily accounts receivable	$358
Assumed liabilities	(1,568)

Net liabilities acquired	(1,210)

Non-compete agreement (amortization period 5 years)	261
Customer relationships (amortization period 7 years)	2,090
Developed technology (amortization period 5 years)	1,399
Trade name	727
Direct acquisition costs	167
Goodwill (not deductible for tax purposes)	3,214
Deferred tax liability	(1,263)

Total purchase price	$5,385

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK-BASED COMPENSATION

Stock Options

Stock-based compensation by line item in the statement of operations for the three and nine months ended December 31, 2008 and 2007 was as follows:

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Cost of revenues	$298	$224	$1,105	$513
Research and development	282	139	1,070	258
Marketing and sales	574	692	2,011	1,273
General and administrative	523	588	1,956	1,432

	$1,677	$1,643	$6,142	$3,476

Stock option activity, under all plans, during the nine months ended December 31, 2008 and 2007 was as follows:

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,645,699	$6.74	1,941,103	$6.35
Granted	—	—	43,340	10.85
Assumed in acquisition	519,492	0.73	—	—
Exercised	(28,676)	0.33	(101,705)	1.88
Canceled	(97,974)	6.37	(186,035)	6.54

Outstanding - end of period	2,038,541	$5.32	1,696,703	$6.72

Exercisable - end of period	1,259,375	$4.47	380,633	$5.30

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving restricted shares, which are then subject to vesting under the respective option’s vesting schedule. Restricted shares are subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the restricted shares at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the restricted shares upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as “subscription payable” of $210,000 as of December 31, 2008, which is included in “Accrued expenses and other current liabilities.” Upon vesting of the restricted shares, the Subscription Payable is relieved and recorded in equity. As of December 31, 2008 and 2007, there were 857,020 and 1,511,843 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, there was approximately $4.2 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.6 years.

Compensation expense related to stock options included in the statement of operations for the three and nine months ended December 31, 2008 was approximately $379,000 and $1,237,000, respectively. Compensation expense related to stock options included in the statement of operations for the three and nine months ended December 31, 2007 was approximately $737,000 and $1,932,000, respectively. Compensation expense related to stock options is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

On January 12, 2007, the Board of Directors of the Company approved forms of stock option agreements and restricted stock agreements for use under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) pursuant to which the Company has granted stock options and restricted stock awards. On May 5, 2008, the Board of Directors of the Company approved a form of deferred stock award agreement for use under the 2007 Plan pursuant to which the Company has granted deferred stock awards. The shares of restricted stock and deferred stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock and deferred stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unrecognized compensation expense related to restricted stock and deferred stock awards was $11.2 million as of December 31, 2008. This cost is expected to be recognized over a weighted-average period of 1.6 years. During the first quarter of fiscal 2009, the Company issued common stock with a value of $1.7 million as payment for the fiscal year 2008 employee bonuses and other incentive programs. The expense for the bonus and incentive programs is classified as payroll compensation in the period in which it is earned.

The following table presents a summary of the restricted stock and deferred stock award activity for the nine months ended December 31, 2008 and 2007.

	Nine months ended December 31, 2008		Nine months ended December 31, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested balance - beginning of period	1,565,143	$10.86	—	—
Awarded	2,084,546	4.81	1,169,381	$12.58
Vested	(995,460)	6.61	(189,035)	12.49
Canceled	(557,830)	9.05	(32,440)	13.03

Unvested balance - end of period	2,096,399	$7.34	947,906	$12.58

The Company recorded compensation expense of approximately $1,272,000 and $4,827,000, respectively, in the three and nine months ended December 31, 2008 related to restricted stock and deferred stock awards. The Company recorded compensation expense of approximately $895,000 and $1,531,000, respectively, in the three and nine months ended December 31, 2007 related to restricted stock and deferred stock awards.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amendment to the 2007 Stock Option and Incentive Plan

On September 18, 2008, the Company’s stockholders approved an amendment to the 2007 Plan to increase the number of shares of the Company’s common stock authorized for issuance under such plan from 3,000,000 shares to 5,800,000 shares. The following is a rollforward of shares available for issuance under the 2007 Plan during the nine months ended December 31, 2008.

Shares Available for Grant

The following is a summary of all stock option and restricted stock award activity and shares available for grant under the 2007 Plan and for the nine months ended December 31, 2008 and 2007.

	Nine Months Ended December 31,
Shares available for grant	2008	2007
Balance - beginning of period	1,567,183	2,999,905
Increase in shares available	2,800,000	—
Stock options granted	—	(43,340)
Restricted stock awards granted	(2,084,546)	(1,167,104)
Stock options assumed in acquistion	(519,492)	—
Stock options cancelled/forfeited	239,913	317,615
Restricted stock awards cancelled/forfeited	557,830	28,740

Balance - end of period	2,560,888	2,135,816

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Distribution and Dilutive Effect of Options and Restricted Shares

	Nine Months Ended December 31,
	2008	2007
Shares of common stock outstanding	15,835,857	13,315,580
Stock options granted	—	43,340
Stock options assumed in acquisition (3)	519,492	—
Restricted stock awards granted (4)	2,084,546	1,167,104
Stock options cancelled/forfeited	(239,913)	(317,615)
Restricted stock awards cancelled/forfeited	(557,830)	(28,740)

Net options/restricted stock granted	1,806,295	864,089

Grant dilution (1)	11.4%	6.5%
Stock options exercised	28,676	101,705
Restricted stock awards vested	995,460	189,035

Total stock options exercised/restricted stock awards vested	1,024,136	290,740

Exercised dilution (2)	6.5%	2.2%

(1)	The percentage for grant dilution is computed based on net options and restricted stock awards granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

(3)	Stock options assumed in the Company’s Genesys acquisition. The options were fully vested and have an average exercise price of $0.73 per share. Excluding these options, the Company’s grant dilution would have been 8.1%.

(4)	Includes 269,700 restricted shares granted as part of the Company’s acquisition of Infobasis.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. The Company recorded compensation expense of approximately $26,000 and $78,000, respectively, related to shares issued under our employee stock purchase plan for the three and nine months ended December 31, 2008. The Company recorded compensation expense of approximately $11,000 and $26,000 related to shares issued under our employee stock purchase plan for the three and nine months ended December 31, 2007, respectively.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of December 31, 2008, the Company had outstanding warrants to purchase 53,612 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

	Nine Months Ended December 31, 2008
	Number of Warrants	Weighted Average Exercise Price
Outstanding - beginning of period	56,985	$1.77
Granted	—	—
Exercised	(3,373)	$2.19
Canceled	—	—

Outstanding - end of period	53,612	$1.74

Exercisable - end of period	53,612	$1.74

Shareholder Rights Agreement

On November 14, 2008, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on November 15, 2008. Initially, these rights will not be exercisable and will trade with the shares of the Company’s common stock. Under the Shareholder Rights Plan, the rights generally will become exercisable if a person becomes an “acquiring person” by acquiring 20% or more of the common stock of the Company or if a person commences a tender offer that could result in that person owning 20% or more of the common stock of the Company. If a person becomes an acquiring person, each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock which are equivalent to shares of the Company’s common stock having a value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right.

Stock Repurchase Program

On December 15, 2008, the Board of Directors authorized the repurchase by the Company of up to $2.5 million of its common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. As of December 31, 2008, 25,213 shares with a total value of $37,932 have been repurchased by the Company pursuant to this repurchase program.

6. COMMITMENTS AND CONTINGENCIES

Vendor Financing Agreement

In June 2008, the Company entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. The Company will make quarterly payments of approximately $64,000 for a term of 36 months.

Equipment Leaseline

On April 17, 2008, the Company entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of December 31, 2008, the Company had leased approximately $173,000 of equipment under the terms of this leaseline. On July

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

24, 2008, the Company entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, at December 31, 2008, the Company had approximately $1.1 million in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of its master lease agreements.

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

The amount of unrecognized tax benefits as of December 31, 2008 was $118,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of December 31, 2008, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

As of December 31, 2008, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2005 through 2007. Additionally, since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the foreign taxing authorities.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended December 31
	2008	2007
	(in thousands, unaudited)
Noncash operating activities:
Bonus paid in common stock	$1,607	$1,896
Incentive compensation paid in common stock	118	—
Board of Directors fees paid in common stock	278	—
Consulting fees paid in common stock	250	—
Noncash investing activities:
Assets acquired (liabilities assumed) on acquisition of business	$(2,423)	$940
Noncash financing activities:
Vendor financed equipment purchases	$674	$—
Options assumed in acquisition	1,110	—
Cash paid for acquisitions, net of cash acquired
Net assets acquired (liabilities assumed)	$(2,673)	$940
Goodwill and intangible assets	16,815	16,267
Deferred/contingent consideration payments	952	—
Direct acquisition related costs	167	—

Total cost of acquisitions	15,261	17,207
Less:
Options assumed in acquisition and other	(1,110)	(1,450)
Cash acquired	(1,490)	(90)

Cash paid for acquisitions, net of cash acquired	$12,661	$15,667

9. REVOLVING CREDIT FACILITY

On August 8, 2008, the Company entered into a modification of its existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, the Company entered into a second modification of our credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, the Company entered into an extension of this credit facility which has a term of two years and expires on October 8, 2010. In addition, the Company increased the line of credit from $5.0 million to $10.0 million. Borrowings on the revolving line bear interest at the bank’s prime rate or, if the Company’s unrestricted cash falls below $20 million, at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of the Company’s assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the undrawn balance. The credit agreement contains financial covenants that require the Company to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If the Company’s unrestricted cash falls below $20 million, then the amount the Company could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, the Company would be required to maintain unrestricted cash plus borrowing availability of at least $15 million, and would be required to meet certain minimum quarterly invoicing targets. As of December 31, 2008, there was $7.3 million outstanding under the credit facility.

10. FUNDS HELD FOR CLIENTS AND CLIENT FUND OBLIGATIONS

Funds held for clients represent assets that are restricted for use solely for the purpose of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as a current asset under the caption funds held for clients on the Consolidated Balance Sheets. Funds held for clients are invested in overnight money market securities and had a balance of $11.6 million at December 31, 2008.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations of $11.6 million as a current liability on the Consolidated Balance Sheet as of December 31, 2008. The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services will vary significantly during the fiscal year.

The Company has reported the cash flows related to the client’s funding on a net basis within “net increase in assets held to satisfy client funds obligations” in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within “net increase in client funds obligations” in the financing section of the Statements of Consolidated Cash Flows.

11. SUBSEQUENT EVENT

Reduction in Workforce

On January 7, 2009, the Company implemented and completed a workforce reduction of approximately 100 employees, representing approximately sixteen percent (16%) of the Company’s workforce. The Company implemented this workforce reduction in response to the current and anticipated macro-economic uncertainties.

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

With our fiscal 2009 acquisitions of InfoBasis Limited (“InfoBasis”) and Genesys Software Systems, Inc. (“Genesys”), we further expanded our addressable market. InfoBasis provides customers with competency-based learning and development software and Genesys offers a broad range of on-demand and licensed human resources management systems and payroll solutions.

As of December 31, 2008, our enterprise subscriber base has grown to more than 3,500 companies. We have achieved 31 consecutive quarters of revenue growth since April 2001. However, during that time, we have consistently incurred operating losses. During the three months ended December 31, 2008, we incurred an operating loss of $5.1 million compared to an operating loss of $6.4 million in the three months ended September 30, 2008. During the three months ended December 31, 2008, we experienced operating cash outflows of $3.7 million compared to operating cash outflows of $1.0 million in the three months ended September 30, 2008. As of December 31, 2008, we had an accumulated deficit of $57.6 million.

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

Acquisition of Business

InfoBasis Ltd.

On August 21, 2008, we acquired the share capital of InfoBasis. InfoBasis, located in the United Kingdom, is a provider of competency-based learning and development software. Under the terms of the agreement, we paid the former owners of InfoBasis $5.2 million in cash of which $0.5 million of the cash paid will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate us for any losses that we may incur as a result of any breach of the representations or warranties by the former owners of InfoBasis contained in the purchase agreement, and certain liabilities arising out of the ownership or operation of InfoBasis prior to the acquisition. The former employee owners of InfoBasis will also be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for five years, allocated proportionately amongst the former employee owners. The total cash paid for the acquisition was approximately $5.4 million, which includes approximately $0.2 million of direct acquisition costs plus approximately $1.2 million of net liabilities assumed. The results of operations include the impact of this acquisition since August 22, 2008.

Genesys Software Systems, Inc.

On December 17, 2008, the we acquired all issued and outstanding shares of Genesys, a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, we paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common into options to purchase approximately 519,492 shares of our common stock. In addition, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2,000,000 which would be paid in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. The purchase price to be allocated for financial accounting purposes was approximately $8.9 million, which includes $1.2 million of options to purchase our common stock and approximately $0.3 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The results of operations include the impact of this acquisition since December 17, 2008.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended December 31, 2008 and 2007, subscription revenues accounted for 93% of our total revenues and for the three months ended December 31, 2008 and 2007, advertising revenues accounted for 7% of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, sales of payroll perpetual licenses, maintenance and hosting services including related implementation and consulting services, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of December 31, 2008, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new sales and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Results of Operations

The following table sets forth our total deferred revenue and net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended December 31		Nine Months Ended December 31
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total deferred revenue at end of period	$27,303	$20,909	$27,303	$20,909
Net cash (used in) provided by operating activities	(3,736)	2,306	(6,804)	5,412

Three Months Ended December 31, 2008 compared to Three Months Ended December 31, 2007

Revenues. Revenues for the third quarter of fiscal 2009 were $11.0 million, an increase of $1.8 million, or 20%, compared to revenues of $9.2 million for the third quarter of fiscal 2008. Subscription revenues were $10.3 million for the third quarter of fiscal 2009, an increase of $1.8 million, or 21%, compared to subscription revenues of $8.5 million for the third quarter of fiscal 2008. The growth in subscription revenues was due primarily to our acquisitions during the second half of fiscal 2008 which led to an increase in revenue of $1.2 million and an increase of $0.5 million in recognized revenue of our core compensation and talent management products sold by our professional services sales team. Advertising revenues were $735,000 for the third quarter of fiscal 2009 compared to advertising revenues of $681,000 for the third quarter of fiscal 2008. Total deferred revenue as of December 31, 2008 was $27.3 million, representing an increase of $6.4 million, or 30%, compared to total deferred revenue of $20.9 million as of December 31, 2007.

Cost of Revenues. Cost of revenues for the third quarter of fiscal 2009 was $3.0 million, an increase of $0.8 million, or 34%, compared to cost of revenues of $2.2 million for the third quarter of fiscal 2008. The increase in cost of revenues was primarily due to a $0.5 million increase of costs attributable to the recent acquisitions of Infobasis and Genesys, $0.4 million increase in payroll and benefit related costs due to the addition of personnel to our compensation and professional service teams in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, a $0.1 million increase in amortization of intangible assets primarily from data acquisition costs and a $0.1 million increase in stock-based compensation expense, partially offset by a decrease of $0.5 million in incentive compensation charges during the third quarter of fiscal 2009. As a percent of total revenues, cost of revenues increased to 27% in the third quarter of fiscal 2009 compared to 24% in the third quarter of fiscal 2008. The percentage increase was primarily the result of an increase in professional services personnel needed to support our changing business mix which now includes a more substantial consulting component.

Research and Development Expenses. Research and development expenses for the third quarter of fiscal 2009 were $2.2 million, an increase of $0.8 million, or 62%, compared to research and development expenses of $1.4 million for the third quarter of fiscal 2008. The increase in research and development expenses was primarily due to a $0.4 million increase in payroll and related expenses due to the addition of research and development personnel since the third quarter of fiscal 2008, a $0.2 million increase of costs attributable to the recent acquisitions of Infobasis and Genesys, a $0.1 million increase in equipment expenses to support the increased headcount, and a $0.1 million increase in stock-based compensation expense, partially offset by a decrease of $0.2 million in incentive compensation charges during the third quarter of fiscal 2009. Research and development expenses increased to 20% of total revenues in the third quarter of fiscal 2009 compared to 15% of total revenues in the third quarter of fiscal 2008 primarily as a result of the increased headcount to support planned product introductions.

Sales and Marketing Expenses. Sales and marketing expenses for the third quarter of fiscal 2009 were $6.7 million, an increase of $1.5 million, or 28%, compared to sales and marketing expenses of $5.2 million for the third quarter of fiscal 2008. The increase was primarily due to a $1.2 million increase in payroll and benefit related costs due to the addition of sales and marketing personnel since the third quarter of fiscal 2008, a $0.4 million increase in expenses from outside service providers, a $0.3 million increase of costs attributable to the recent acquisitions of Infobasis and Genesys, and a $0.2 million increase in advertising and trade show expenses, partially offset by a decrease of $0.6 million in incentive compensation charges during the third quarter of fiscal 2009. Sales and marketing expenses increased to 61% of total revenues in the third quarter of fiscal 2009 compared to 57% of total revenues in the third quarter of fiscal 2008.

General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 2009 were $3.7 million, an increase of $0.2 million, or 4%, compared to general and administrative expenses of $3.6 million for the third quarter of fiscal 2008. The increase was primarily due to a $0.3 million increase of costs attributable to the recent acquisitions of Infobasis and Genesys, $0.2 million increase in outside service costs, a $0.1 million increase in director fees, a $0.1 million increase in our provision for bad debts, and an increase of $0.2 million in travel and departmental expenses, partially offset by a decrease of $0.4 million in incentive compensation charges during the third quarter of fiscal 2009 and a $0.4 million decrease in accounting related costs. General and administrative expenses decreased to 34% of total revenues in the third quarter of fiscal 2009 compared to 39% in the third quarter of fiscal 2008.

Amortization of Intangible Assets. Amortization of intangible assets for the third quarter of fiscal 2009 was $495,000 compared to $321,000 in the third quarter of fiscal 2008. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ITG Competency Group, Inc (“ITG”) in August 2007, Schoonover Associates, Inc. in December 2007 and InfoBasis in August 2008.

Interest Income. Interest income for the third quarter of fiscal 2009 was $61,000 compared to $495,000 in the second quarter of fiscal 2008. The decrease in interest income was due to a decrease in invested cash balances as well as a decrease in interest rates in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

Other Expense. Other expense for the third quarter of fiscal 2009 consisted of franchise taxes of $30,000 and interest expenses of $22,000 due to current quarter borrowings against the our line of credit used to fund the acquisition of Genesys in December 2008.

Provision for Income Taxes. The provision for income taxes for the third quarter of fiscal 2009 was $36,000 compared to $49,000 in the third quarter of fiscal 2008. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions.

Nine Months Ended December 31, 2008 compared to Nine Months Ended December 31, 2007

Revenues. Revenues for the nine months ended December 31, 2008 were $31.2 million, an increase of $6.0 million, or 24%, compared to revenues of $25.2 million for the same period a year ago. Subscription revenues were $29.1 million for the nine months ended December 31, 2008, an increase of $6.1 million, or 26%, compared to subscription revenues of $23.0 million for the year earlier period. The increase in subscription revenues was due primarily to an increase of $2.8 million in recognized revenue of our core compensation and talent management products sold by our professional services sales team. Revenues from the acquisitions we made during the second half of fiscal 2008 and the second quarter of fiscal 2009 increased revenues by $3.4 million. Advertising revenues were $2.0 million for the nine months ended December 31, 2008 compared to advertising revenues of $2.1 million for the same period a year ago.

Cost of Revenues. Cost of revenues for the nine months ended December 31, 2008 was $9.3 million, an increase of $3.6 million, or 63%, compared to cost of revenues of $5.7 million for the same period a year ago. The increase in cost of revenues was primarily due to a $1.4 million increase in payroll and benefit related costs due to the addition of personnel to our compensation and professional service teams in the nine months ended December 31, 2008 compared to the year earlier period, a $0.9 million increase in amortization of intangible assets primarily from acquired data acquisition costs, a $0.6 million increase in stock-based compensation expense, a $0.5 million increase of costs attributable to the recent acquisitions of Infobasis and Genesys, an increase of $0.2 million in outside technology costs, partially offset by a decrease of $0.4 million in incentive compensation charges. As a percent of total revenues, cost of revenues increased to 30% in the nine months ended December 31, 2008 compared to 23% in the same period a year ago. The percentage increase was primarily the result of an increase in professional services personnel needed to support our changing business mix which now includes a more substantial consulting component.

Research and Development Expenses. Research and development expenses for the nine months ended December 31, 2008 were $6.3 million, an increase of $2.8 million, or 82%, compared to research and development expenses of $3.5 million for the same period a year ago. The increase in research and development expenses was primarily due to a $0.8 million increase in stock-based compensation expense, a $0.6 million increase in payroll and related expenses due to the addition of research and development personnel since the second quarter of fiscal 2008, a $0.5 million increase in equipment expenses to support the increased headcount and an increase of $0.2 million of costs attributable to the recent acquisitions of Infobasis and Genesys, partially offset by a decrease of $0.2 million in incentive compensation charges. Research and development expenses increased to 20% of total revenues in the nine months ended December 31, 2008 compared to 14% of total revenues in the same period a year ago, primarily as a result of the increased headcount to support planned product introductions.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended December 31, 2008 were $20.4 million, an increase of $6.8 million, or 50%, compared to sales and marketing expenses of $13.6 million for the same period a year ago. The increase was primarily due to a $3.4 million increase in payroll and benefit related costs due to the addition of sales and marketing personnel since the second quarter of fiscal 2008, a $1.1 million increase in outside service and consulting fees, a $1.0 million increase in marketing, advertising and trade show expenses, a $0.7 million increase in stock-based compensation expense, a $0.5 million increase in travel expenses, an increase of $0.4 million of costs attributable to the recent acquisitions of Infobasis and Genesys and an increase of $0.3 million in commissions expense, partially offset by a decrease of $0.6 million in incentive compensation charges. Sales and marketing expenses increased to 65% of total revenues in the nine months ended December 31, 2008 compared to 54% of total revenues in the same period a year ago.

General and Administrative Expenses. General and administrative expenses for the nine months ended December 31, 2008 were $11.7 million, an increase of $1.6 million, or 16%, compared to general and administrative expenses of $10.1 million for the same period a year ago. The increase in general and administrative expenses was primarily due to a $0.8 million increase in payroll and benefit related costs due to the addition of administrative personnel. Also contributing to the increase in general and administrative expenses was a $0.5 million increase in stock-based compensation expense, an increase of $0.4 million in directors fees, an increase of $0.4 million in general office expenses, an incremental $0.3 million of administrative expenses related to the current fiscal year acquisitions, an increase of $0.3 million in travel and seminar expenses and an increase of $0.2 million in outside service fees. The increase in general and administrative expenses was somewhat offset by a decrease in legal expense of $0.6 million, a decrease of $0.5 million in incentive compensation charges and a decrease in accounting fees of $0.4 million. General and administrative expenses decreased to 38% of total revenues in the nine months ended December 31, 2008 compared to 40% in the same period a year ago.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended December 31, 2008 was $1,288,000 compared to $736,000 in the same period a year ago. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ITG in August 2007, Schoonover Associates, Inc. in December 2007, InfoBasis in August 2008 and Genesys in December 2008.

Interest Income. Interest income for the nine months ended December 31, 2008 was $0.5 million compared to $1.6 million in the same period a year ago. The decrease in interest income was due to a decrease in invested cash balances as well as a decrease in interest rates in the nine months ended December 31, 2008 compared to the year earlier period.

Other Expense. Other expense was $109,000 for the third quarter of fiscal 2009 consisting primarily of franchise tax of $75,000 and interest expenses of $31,000 due to current quarter borrowings against the our line of credit used to fund the acquisition of Genesys in December 2008.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2008 was $179,000 compared to $139,000 in the same period a year ago. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions. The increase in the provision for income taxes is due primarily due to the incremental impact of intangible assets acquired from business acquisitions since the third quarter of fiscal year 2008.

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $23.5 million and accounts receivable, net of allowance for doubtful accounts of $7.5 million, compared to cash and cash equivalents of $37.7 million and accounts receivable, net of allowance for doubtful accounts of $4.7 million at March 31, 2008. Our working capital (not including the impact of our line of credit classified as current) as of December 31, 2008 was $0.9 million compared to working capital of $16.0 million as of March 31, 2008. The reduction in our working capital was primarily due to operating losses, our acquisition of InfoBasis, which was funded by our working capital, and current year capital expenditures. During the current quarter we borrowed against our line of credit and, as of December 31, 2008, we had an outstanding balance of $7.3 million against our line.

Cash used in operating activities for the nine months ended December 31, 2008 was $6.8 million. This amount resulted from a net loss of $17.6 million, adjusted for net non-cash charges of $10.0 million and a $0.8 million net increase in working capital accounts. Non-cash items primarily consisted of $0.9 million of depreciation and amortization of property, equipment and software, $2.5 million of amortization of intangible assets and $6.1 million of stock-based compensation. The net increase in working capital of $0.8 million was primarily comprised of increases in accounts receivable of $1.4 million and deferred revenue of $2.9 million. The increase in accounts receivable was primarily attributable to in increase in business volume offset by a slight deterioration in collections. The increase in deferred revenue is primarily due to increased invoicing less revenue recognition from our subscription customers in the nine months ended December 31, 2008. The growth in the invoicing was primarily due to increased subscription renewals and increased sales to existing customers. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to accounts receivable and deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months.

Cash used in investing activities was $21.2 million and consisted primarily of $12.7 million paid for the acquisition of business during the nine months ended December 31, 2008, $6.5 million of funds obtained from payroll customers to be used in satisfying related obligations, $1.5 million paid for purchases of property and equipment for new offices, network infrastructure and computer equipment to support our growth in employee headcount and off-shore efforts, and an increase in restricted cash of $0.4 million. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash provided by financing activities was $13.8 million, which consisted primarily of borrowings of $7.3 million against our line of credit used to fund the acquisition of Genesys in December 2008, $6.5 million related to increases in payroll customer related obligations and $212,000 received from the issuance of common stock related to the employee stock purchase plan, offset by a $129,000 repayment of a note payable from a vendor.

On December 30, 2006, we entered into an agreement with a vendor to obtain additional data sets that runs for an initial one year term following the date of the initial delivery. The fee for the initial term was $1.5 million. At the end of the initial term, November 17, 2008, the agreement automatically renewed in accordance with the terms of the agreement for the first of up to six subsequent one year renewal terms, the remainder of such subsequent renewal terms are terminable by us. In December 2008, we extended the initial term of the agreement to June 30, 2009. The annual fees due to the vendor related to years two through seven of the agreement are $0.5 million, $0.6 million, $0.6 million, $0.7 million, $0.8 million, and $0.9 million, respectively.

On August 3, 2007 we acquired the assets of ITG. Under the terms of the agreement, the owners of ITG are eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration will be paid 75% in cash and 25% in common stock. As of December 31, 2008, all $1.0 million of the additional consideration has been earned, of which approximately $0.5 million was earned in the nine months ended December 31, 2008 and recorded as additional goodwill. The additional consideration was paid in October 2008.

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

On April 17, 2008, we entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of December 31, 2008, we had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, we entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, we have approximately $1.1 million, in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of our master lease agreements.

In June 2008, we entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. We will make quarterly payments of approximately $64,000 for a term of 36 months.

On August 8, 2008 we entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008 we entered into a second modification of our credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, we entered into an extension of this credit facility which has a term of two years and expires on October 8, 2010. In addition, we increased the line of credit from $5,000,000 to $10,000,000. Borrowings on the revolving line bear interest at the bank’s prime rate or, if our unrestricted cash falls below $20 million, at the bank’s prime rate plus 0.25%. The credit facility is collateralized by substantially all of our assets. In addition, the facility carries an unused revolving line facility fee of 0.375% of the undrawn balance. The credit agreement contains financial covenants that require us to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If our unrestricted cash falls below $20 million, then the amount we could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, we would be required to maintain unrestricted cash plus borrowing availability of at least $15 million, and would be required to meet certain minimum quarterly invoicing targets. As of December 31, 2008, there was $7.3 million outstanding under the credit facility.

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

On December 15, 2008, the Board of Directors authorized the repurchase by the Company of up to $2.5 million of its common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. As of December 31, 2008, 25,213 shares with a total value of $37,932 have been repurchased by the Company pursuant to this repurchase program.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys. Under the terms of the agreement, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2,000,000 which would be paid in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the first year after the closing of the merger.

On January 7, 2009, we implemented and completed a workforce reduction of approximately 100 employees, representing approximately sixteen percent (16%) of our workforce. We implemented this workforce reduction in response to the current and anticipated macro-economic uncertainties. As a result of the reduction in workforce, we expect to record a charge of approximately $2.5 million in the fourth quarter of fiscal 2009 which will include cash payments related to the severance and continuation of benefits for terminated employees of approximately $1.0 million and non-cash stock based compensation charges related to the acceleration of vesting on stock options and restricted stock of approximately $1.5 million. Other than these severance amounts, we do not expect to incur future cash expenditures in connection with the workforce reduction. We expect the reduction in workforce to yield approximately $10 million in pre-tax annual cost savings.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, issued by the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, in May 2003, and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” or SOP No. 97-2”, we define all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, recognize all associated revenue over the subscription period, which is typically one to five years in length. In the event professional services relating to implementation are required, we generally do not recognize revenue until such implementation is complete. In applying the guidance in EITF 00-21 and SOP 97-2, we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. We therefore account for our subscription arrangements and our related service fees as a single unit.

Income Taxes. We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of December 31, 2008, we have a full valuation allowance against our deferred tax assets.

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

We recognized stock-based compensation pursuant to SFAS 123R in the amount of $6.1 million and $3.5 million in the nine months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had $15.4 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

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

Valuation of identifiable intangible assets acquired in business combinations. In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. Identifiable intangible assets consist primarily of non-compete agreements, customer relationships, trademarks and acquired technology. Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values in accordance with SFAS No. 141, “Business Combinations.” Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates. Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized.

New Accounting Pronouncements

On June 16, 2008, the FASB issued Staff Position No. (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in sharebased payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We have determined that the implementation of FSP EITF 03-6-1 will result in the restricted stock outstanding that is related to the early exercise of stock options being included in the computation of EPS. As of December 31, 2008, we had 857,020 shares of restricted stock outstanding related to the early exercise of stock options that would have been included in the computation of EPS. If FSP EITF 03-6-1 was effective for the three and nine months ended December 31, 2008, EPS would have been $(0.31) and $(1.10), respectively.

On May 9, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined for public accountants and their firms in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 states that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008 and its adoption did not have a material impact on the Company’s consolidated financial statements.

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of FSAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. We are currently assessing the impact that FAS 142-3 may have on our consolidated financial statements.

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

(b) Changes in internal controls over financial reporting. We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. As a result of the evaluation completed, Messrs. Plunkett and Chicoyne have concluded that there were no changes during the fiscal quarter ended December 31, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of December 31, 2008, our accumulated deficit is approximately $57.6 million. Our recent operating losses were $17.9 for the nine months ended December 31, 2008, $12.3 million for the fiscal year ended March 31, 2008, $8.3 million for the fiscal year ended March 31, 2007, and $3.0 million for the fiscal year ended March 31, 2006. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our credit facility contains certain financial and negative covenants, the breach of which may adversely affect our financial condition.

In October 2008, we amended our credit facility with Silicon Valley Bank under which we had drawn down $7.3 million as of December 31, 2008. The modification agreement contains financial covenants that require us to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If our unrestricted cash falls below $20 million, then the amount we could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, we would be required to maintain unrestricted cash plus borrowing availability of at least $15 million, and would be required to meet certain minimum quarterly invoicing targets. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the facility may become immediately due and payable. This immediate payment may negatively impact our financial condition and we may be forced by our creditor into actions, which may not be in our best interests.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between March 31, 2004 and February 5, 2009, the number of our full time equivalent employees increased from 76 to 520.

Our success will depend in part upon the ability of our senior management to manage the growth we have experienced effectively. However, the growth we have experienced may place greater strains on our resources. For instance, if our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees as needed, or if we are not successful in retaining our existing employees, we may not be able to handle any increase in the volume of our business and our business may be harmed. If we continue to grow, we may outgrow our current space in Waltham, Massachusetts, Methuen, Massachusetts, Shanghai, China and Abingdon, United Kingdom or desire to open additional offices domestically and internationally, which will require us to expend additional financial resources and make it more difficult to manage employees not located at our principal headquarters and maintain uniform standards, controls, procedures and policies across locations. If we determine that it is necessary or desirable to open additional offices, whether domestically or internationally, management resources will be allocated to integrating new offices, handling cultural and language issues arising from international operations and managing costs associated with a multi-office organization. Such focus could divert management’s attention from managing ongoing business operations.

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

On January 7, 2009, in response to the current and anticipated macro-economic uncertainties, we implemented and completed a workforce reduction of approximately 100 employees, representing approximately sixteen percent (16%) of our workforce. We have also undertaken additional cost savings measures to increase our competitiveness, including the reduction of other discretionary costs such as marketing programs and outside services. As a result of the reduction in workforce, we expect to record a charge of approximately $2.5 million in the fourth quarter of fiscal 2009 under FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This charge will include cash payments related to the severance and continuation of benefits for terminated employees of approximately $1.0 million and non-cash stock based compensation charges related to the acceleration of vesting on stock options and restricted stock of approximately $1.5 million. If economic conditions further deteriorate, we may incur additional restructuring costs which may cause disruptions in our operations, loss of key personnel and difficulties in delivering products timely. In addition, we may not be able to realize fully the expected benefits of this workforce reduction.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of December 31, 2008, we had net operating loss carryforwards of approximately $46.7 million for state and federal tax purposes. These loss carryforwards expire at various dates through 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Accounting for goodwill and other intangible assets may have a material adverse effect on us.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by SFAS No. 144 and SFAS No. 142, which could have an adverse effect on net income for the period in which the write off occurs.

With our recent acquisition of Genesys, if we are unable to release annual or periodic updates on a timely basis to reflect changes in tax laws and regulations or other regulatory provisions applicable to our products, the market acceptance of our products may be adversely affected and our revenues could decline.

In the third quarter of fiscal 2009, we acquired Genesys. The Genesys suite of products includes payroll management systems, which are affected by changes in tax laws and regulations and generally must be updated annually or periodically to maintain their accuracy and competitiveness. We cannot be certain that we will be able to release these annual or periodic updates on a timely basis in the future. Failure to do so could have a material adverse effect on market acceptance of the products we acquired from Genesys. In addition, significant changes in tax laws and regulations or other regulatory provisions applicable to our products could require us to make a significant investment in product modifications, which could result in significant unexpected costs to us.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option and Incentive Plan and our 2004 Stock Option and Incentive Plan (“Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended December 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	26,976	$0.223	—	—
November 1 – 30	37,259	$0.223	—	—
December 1 – 31	9,755	$0.223	25,213	$2,462,068
Total	73,900	$0.223	25,213	$2,462,068

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 5 — OTHER INFORMATION

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

As previously reported on a Form 8-K filed on January 8, 2009, Christopher Fusco’s employment with Salary.com was terminated in connection with our workforce reduction. Mr. Fusco had served as Salary.com’s Vice President of Data Operations. In connection with Mr. Fusco’s separation, we entered into a Separation Agreement and Release Agreement with Mr. Fusco effective January 7, 2009. Under the agreement, Mr. Fusco will receive 15 weeks of base salary in severance benefits which will be paid in equal semi-monthly installments of $6,153. In addition, we accelerated the vesting on 23,731 shares of restricted common stock and 23,351 stock options held by Mr. Fusco. The foregoing summary of Mr. Fusco’s severance benefits is qualified in its entirety by reference to the full text of the Separation and Release Agreement effective January 7, 2009, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: February 9, 2009	/s/ Bryce Chicoyne
Bryce Chicoyne
Chief Financial Officer
(Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 9, 2008 by and among Salary.com, Inc., Genesys Software Systems, Inc., Cobalt Acquisition Corp. and Lawrence J. Munini (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on form 8-K filed December 10, 2008).

3.1	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Salary.com, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form 8-A filed November 20, 2008).

4.1	Shareholder Rights Agreement, dated as of November 14, 2008, between Salary.com, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form 8-A filed November 20, 2008).

10.1	Salary.com Inc. Amended and Restated Employment Agreement Employment dated as of December 30, 2008, by and between Salary.com, Inc. and G. Kent Plunkett (filed herewith).*

10.2	Salary.com Inc. Amendment to Employment Offer Letter dated as of December 31, 2008, by and between Salary.com, Inc. and Bryce Chicoyne (filed herewith).*

10.3	Separation Agreement and Release, dated as of January 7, 2009, by and between Salary.com, Inc. and Christopher Fusco (filed herewith). *

10.4	Lease Contract dated October 24, 2008 between SDC China Limited and Shanghai Zhangjiang Microelectronics Port Co., Ltd (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed November 20, 2008).

10.5	Third Loan Modification Agreement by and between Salary.com, Inc. and Silicon Valley Bank dated as of October 8, 2008 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 15, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Compensatory plan or arrangement