Form 10-K
period 2009-03-31
SALARY. COM, INC.
filed 2009-06-29
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-33312

SALARY.COM, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3465241
(State of Incorporation)	(I.R.S. Employer Identification No.)

160 Gould Street Needham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

(781) 851-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)
Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐

Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), there were outstanding 16,330,515 shares of common stock, $.0001 par value per share. The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by the Nasdaq Global Market, was approximately $41,310,409. The number of the registrant’s shares of common stock, $.0001 par value per share, outstanding as of June 22, 2009 was 16,272,808.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of on-demand compensation, payroll, human resource management, performance management and competency management solutions in the human capital software-as-a-service (SaaS) market. Incorporated in 1999 as a Delaware corporation, we offer software and services that are tightly integrated with our proprietary data sets to help businesses and individuals manage pay and performance. Companies of all sizes turn to us to effectively and efficiently compensate, promote and manage their employees. With our help, companies can put the right talent in the right roles to deliver business objectives and individuals at all levels can determine their worth.

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

We integrate our comprehensive SaaS applications with our proprietary content to automate the essential elements of our customers’ compensation and performance management processes. Our approach links pay to performance and aligns employees with corporate goals to drive business results. As a result, our solutions can significantly improve the effectiveness of our customers’ compensation spending and help them become more productive in managing their employees. We enable employers of all sizes to replace or supplement inefficient and expensive traditional approaches to compensation management, including paper-based surveys, consultants, internally developed software applications and spreadsheets. Our customers report that after using our solutions they experience gains in productivity, reduction in personnel hours to administer pay and performance programs, and improvements in employee retention.

Our data sets contain base, bonus and incentive pay data for positions held by employees and top executives in thousands of public companies. Our flagship offering is CompAnalyst, a suite of on-demand compensation management applications that integrates our data, third-party survey data and a customer’s own pay data with a complete analytics offering. In 2008, we expanded our CompAnalyst market data and added new geographic coverage in the Canadian market. Our Canadian content continues to attract a diverse set of customers across multiple industries. We continue to build our IPAS global compensation technology survey with coverage of technology jobs in more than 80 countries.

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

With our fiscal 2009 acquisitions of InfoBasis Limited (InfoBasis) and Genesys Software Systems, Inc. (Genesys), we further expanded our addressable market. InfoBasis, which subsequent to year end has changed its legal name to Salary.com Limited, provides customers with competency-based learning and development software. Genesys offers a broad range of on-demand and licensed human resources management systems

(HRMS) and payroll solutions, including benefits and tax filing services. These acquisitions have also given us the ability to offer our customers a bundled package that includes our human resources (HR) data and point solution tools for compensation and competency management, our strategic talent management solutions for performance management, compensation and succession planning, and learning and development and our transactional HR solutions for payroll, tax, benefits, HRMS and employee self service. We are working to further leverage the synergies among our different products by developing a single, integrated product suite that will contain all of these elements. We believe that an integrated product suite will offer a cost effective way to automate performance and develop a strong internal pipeline of leaders beyond what can be achieved through stand-alone, or even bundled, products.

We believe that our acquisition of Genesys in December 2008 resulted in significant progress towards our long-term vision and a transformation in our overall product and market strategy. We started the year as the on-demand leader in compensation management and an emerging leader in on-demand talent management. Through internal investment and acquisitions, we ended the year as a provider of a broad range of HR solutions. Our customers can now acquire HR data and point solution tools for compensation and competency management, strategic talent management solutions for performance management, compensation and succession planning, and learning and development and transactional HR solutions for payroll, tax, benefits, HRMS and employee self service, all in a single bundle. We believe this expansion of our offerings will increase our long-term success, especially as we continue to integrate the applications we obtained in the Genesys acquisition and work to integrate our solutions into a single product suite.

Our 2009 acquisitions further build on our acquisitions of the assets of ITG Competency Group and Schoonover & Associates in 2008. These acquisitions have helped us offer one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position and launch our full employee performance suite that integrates compensation, performance and succession functions around job-based competency content. Our on-demand system helps line managers improve their ability to engage, develop and deploy their talent with learning references, coaching tips and progress journals.

We primarily sell our enterprise solutions through our direct sales group in annual or multi-year subscriptions. Over the past fiscal year, our enterprise subscriber base, companies that spend from $2,000 to more than $100,000 annually, has grown from approximately 2,800 to approximately 3,500 customers. We draw our customers from a broad range of industries, including such companies as Singapore Airlines, Heineken USA, Comcast Corporation, E*Trade Financial Products, Google, Yale New Haven Health System, Scotts Miracle-Gro, EMC Corporation, and Sony Corporation of America.

In addition to our on-demand enterprise software offerings, we also provide a selection of applications on the Salary.com website. The web applications deliver salary management comparison and analysis tools to individuals and small businesses on a cost effective, real-time basis. We offer a professional edition of our CompAnalyst product suite for smaller companies with less than 500 full-time employees in either report format or through subscription services. We market to individual consumers providing career services, financial information and premium compensation reports personalized to a consumer’s unique background. Our network of sites generated approximately 2.6 million unique monthly visitors during the fiscal year ended March 31, 2009.

From a market perspective, we continue to believe that the on-demand human resource categories are high growth markets. We believe that on-demand software and data is superior to legacy software and services offerings. Given the lower up-front cost and total cost of ownership, we believe that more companies will switch to on-demand human resource solutions, and that Salary.com is leading the way with one of the broadest on-demand human resource offerings.

Our Solutions

Our software applications, which are tightly integrated with our proprietary data sets, provide extensive features and broad functionality that address the critical functions of payroll processing, tax filing, human capital management (HCM), compensation analysis and planning, goal setting, performance management and succession planning. By automating and integrating essential elements of compensation, performance management and HRMS/payroll, our solutions enable our customers to increase productivity, promote employee retention, and ensure the right talent for the right roles to meet the business strategies of the future. In a single purchase, our customers can now acquire products covering all of these solutions.

We combine content with on-demand software to manage the compensation management lifecycle, the employee performance management suite and HRMS/payroll functions.

Our compensation management suite, which is tightly integrated with our proprietary data sets, addresses the various stages of the compensation management lifecycle—ranging from benchmarking jobs for establishing the market price of equivalent jobs, to managing the compensation review and goal setting process between operating managers and front-line employees. We deliver our compensation management solutions to customers through our CompAnalyst suite of on-demand software applications. Customers can subscribe to our software complete with market data as well as import their own compensation surveys with our survey management module.

In addition to our compensation management solutions, we offer our TalentManager suite to deliver employee lifecycle performance management solutions, which help organizations establish and align goals throughout the organization, link employee pay to performance, and plan the succession for key positions. TalentManager includes multi-language and currency support for global organizations. We also offer a suite of HRMS/payroll products to automate and facilitate key HR functions, including management of payroll, benefits and tax filings.

Our acquisition of ICR Limited, L.C. and ICR International Ltd. (ICR) in May 2007 expanded our compensation product offering with the addition of two new services: IPAS, one of the largest single sources of international technology compensation data and software, including all relevant job titles in over 80 countries, and ICR Specialty Consumer Goods, a leading source of U.S. compensation data for apparel, footwear, luxury goods and specialty retail jobs.

Our comprehensive software applications, which are tightly integrated with our proprietary data sets, provide the following key benefits:

Single vendor for human resource needs.    With the addition of our HCM and payroll product suites, our customers can now work with us to deliver virtually all of their human resource needs. Our vision is to have all of our products fully integrated and best of breed in each module. With our full line of product offerings, companies can now store critical HR information with us as a single solutions provider, moving toward a single system of record, which allows them to generate their essential reporting.

Reduces costs.    We believe that our solutions are more cost-effective than other available offerings. Our on-demand model significantly reduces or eliminates the installation and maintenance costs associated with on-premises solutions. Our intuitive user interfaces enable our customers to find the right data, manage its application and configure overall HR plans with little or no technical assistance. Furthermore, by integrating our software with our proprietary data sets, we provide our customers with a significantly less expensive compensation management solution than the traditional approach of separately purchasing combinations of consulting services, surveys and software applications.

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

Facilitates more effective compensation spending.    Our compensation management solutions enable companies to deliver more effective and consistent compensation programs by reducing the risk of high turnover caused by underpaying employees and the risk of reduced profitability caused by overpaying employees. By making better compensation decisions, our customers are able to better attract, motivate and retain their employees, which we believe can lead to improved business execution and financial performance.

Enables Human Resource professionals to be more strategic.    Our compensation management solutions incorporate features and best practices that automate compensation management to reduce or eliminate manual, paper-based and discrete business activities. As a result, our solutions help maximize the effectiveness of HR departments by enabling compensation professionals to focus on more strategic, high-value corporate-wide initiatives.

Provides access to proprietary market-driven compensation intelligence.    Companies have traditionally made compensation decisions based on a limited number of surveys that are updated only once a year. By contrast, our proprietary data sets provide market-driven compensation information derived from numerous sources which are updated monthly. We believe that the current nature, as well as the breadth and depth, of our data sets provide our customers with significant advantages as they set their compensation levels. To build and update our data sets, our compensation professionals apply proprietary comparative algorithms and sophisticated statistical analysis to the data to provide up-to-date, comprehensive and useful information to our customers.

Provides ability to price technology jobs around the world using the same methodology and participants.    Market pricing technology jobs across countries has traditionally been a challenging process complicated by multiple surveys, different job titles, inconsistent job matching, different participants per country and no centralized source to compare across countries. Through our IPAS product, we offer a uniform set of job benchmarks in a single source of comprehensive data that enables consistent benchmarking capabilities across all countries in the survey. Customers participate in a single, web-based survey and receive access to every job from clerk to chief executive officer for over 80 countries. For example, a customer can determine what an accountant makes across all countries in the survey, with the same source, same methodology, same participants, and same currency.

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

Enables global rollout of performance management.    The TalentManager suite facilitates efficient global rollout of our talent manager solutions by enabling common standards and best practices for global performance programs with language support for local cultures. Organizations have the ability to localize the terminology or practices to meet their business needs, and yet take advantage of a common platform that keeps implementation simple and cost-efficient.

Staff, manage, and pay employees.    With our HRMS/payroll services we offer our customers a comprehensive range of HR information, payroll processing, tax and benefits administration products and services to staff, manage, an pay their employees. We provide payroll services that include the preparation of client employee paychecks and electronic direct deposits, summaries and management reports. We also supply the quarterly and annual social security, Medicare and federal, state and local income tax withholding reports required to be filed by employers. Our HRMS services provide solutions from pre-hire to retire, including talent acquisition through employee HR recordkeeping and compliance management. Our benefit services business provides benefits administration, including management of the open enrollment of benefits, COBRA and FSA administration.

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

To develop our data sets, we begin with raw data we obtain from numerous sources. We purchase data directly from industry associations, compensation consulting firms, economic analysis firms and other sources. We also collect data directly from employers, partners and government agencies (for example, the U.S. Bureau of Labor Statistics, Department of Labor and SEC). Our team of certified compensation professionals also conducts proprietary compensation surveys on emerging jobs such as Corporate Ethics Officers and Six Sigma jobs. Through our acquisition of ICR in May 2007, we expanded both our custom survey capabilities to include consumer goods surveys across four main sectors—luxury goods, apparel, footwear and specialty retail—and also our integrated data and software capabilities into global technology jobs with the addition of the IPAS product. Our team of compensation professionals processes data from these sources to derive our own proprietary data sets of compensation and other job-related information.

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

Enterprise and Consumer Data Sets

We have two proprietary data sets: one for our enterprise customers and one for consumer customers. Our enterprise data set contains base, bonus and incentive pay data for more than 3,700 positions and our consumer data set currently addresses more than 3,800 jobs.

Our enterprise solutions report data based on the most reliable sources available to us. Our enterprise customers may also incorporate data sources that they have independently acquired, which are then available for their exclusive use. Our enterprise data set also is augmented by compensation data from our customers, which they provide to us through surveys we conduct and which we do not include in our consumer data set. In addition, we provide a module in which an enterprise customer can store its own employee records to match to its preferred market sources and compare actual compensation, target compensation and market compensation.

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

SEC Data Set

In addition to our proprietary market pricing data sets described above, we also maintain a complete data set of executive compensation and related data for more than 12,000 U.S. publicly traded companies. The compensation data included in this data set is obtained directly from filings made by these companies with the SEC. Our SEC data set also contains data on the compensation of directors from thousands of the largest publicly traded companies. Our SEC data set is updated daily to reflect new public filings and we maintain the historical data in our SEC data set to facilitate comparisons.

We also include basic financial data on public companies in our SEC data set, which we purchase from Standard & Poor’s. This data is used to enable our customers to place compensation data in the context of a company’s financial performance.

Competency Content and Job Competency Models

In fiscal year 2008, we acquired the Schoonover competency content library with more than 1,800 leadership competencies and the ITG Competency Group with more than 1,200 job-specific competencies. The combined content library houses more than 3,000 competencies. We help customers build competency libraries as well as help them design competency models that can be deployed across the organization. Customers can also purchase our competency content to build or augment their competency content. We offer customers six different types of competency content: business (general business knowledge and skills), individual, (knowledge, abilities and behaviors that drive personal effectiveness), functional, (technical skills and abilities associated with specific jobs), core (general competencies defined for all employees), management (competencies specific to managers and supervisors’ job tasks), and leadership (competencies specific to executive and leadership roles). Our off-the-shelf competency content and models by industry and job family including corporate enterprise, insurance enterprise, banking enterprise, retail enterprise, manufacturing enterprise, information technology, general leadership, healthcare administration as well as assessment tools, implementation guides and customization tools to tailor competencies to a customer’s organization. Each model contains competencies for approximately 80 job families, 1,000 job profiles, 1,300 competencies, 4,300 learning references and 27,300 behavior indicators which include four proficiency level recommendations to measure success in a given job.

Products

We offer a suite of enterprise compensation management applications for enterprise customers that helps companies determine how much to pay new and existing employees and manage overall compensation programs. We also offer a suite of performance management applications to assist customers in establishing and tracking performance goals throughout their organizations, linking each employee’s pay to performance against these goals, and planning for talent needs and future succession. Following our acquisition of Genesys in December 2008, we began offering a suite of subscription-based HRMS and payroll products. We offer these products both separately and as a bundled package with our compensation management products and performance management applications.

Along with our application suites, we provide our customers with implementation and data configuration services as well as assistance with the configuration of our compensation, performance management, HRMS/payroll solutions to their organization’s unique business needs. In addition to our enterprise offerings, we also provide a series of consumer and e-commerce solutions through our website to provide compensation information and tools designed for the consumer. We provide these solutions on a subscription, transaction or ad-sponsored basis. Our solutions consist of the following:

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

Enterprise Solutions—Performance Management Services

TalentManager (TM) Suite

TM | Performance Management

TM | Compensation Planning

TM | Incentive Management

TM | Succession Planning

TM | Competency Manager

ITG Job Competency Model

Schoonover Leadership Library

Subscription Subscription Subscription Subscription Subscription Subscription Transaction Transaction
	Salary.com Competency & HCM Consulting	Transaction

Product Category	Product Name	Principal Revenue Type
HRMS /Payroll Products	HCM | Payroll and Tax Filing	Subscription
	HCM | HRMS HCM | Benefits Administration HCM | Employee /Manager Portal HCM | Onboarding HCM | Garnishment Management	Subscription Subscription Subscription Subscription Subscription

Consumer & E-Commerce Services	www.salary.com	Subscription/Ad-sponsored

	Salary Wizard	Subscription/Ad-sponsored

	Salary Center	Subscription/Ad-sponsored

	Personal Salary Report	Transaction

Enterprise Solutions

Compensation Management Products

CompAnalyst (CA) is a suite of on-demand compensation management solutions for use by compensation professionals in large and small organizations. CompAnalyst is built around a core data set of accurate, employer-reported market data that is benchmarked and mapped for jobs held by a majority of U.S. employees. Customers get immediate access to a complete source of data to value jobs, participate in surveys and analyze pay competitiveness including the following applications:

CA | Market Data: Provides customers of all sizes easy access to a single source of accurate and trusted compensation data for over 3,700 benchmark jobs in companies of various sizes, industries, categories and U.S. geographies. Customers can also quickly find the market price for any benchmark job or create and price a “hybrid job” by mixing multiple jobs together.

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

CompAnalyst | Professional Edition: Targeted to businesses with under 350 full-time equivalents, or FTEs; provides market content and software, similar to CompAnalyst market content, except with less data and functionality. Our sales force sells this application to smaller businesses.

Salary.com Professional Edition: Targeted to businesses with less than 100 FTEs and offered via the web in a self-service subscription model. This data product is similar to CompAnalyst Professional Edition, but contains data only on small companies.

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

Salary.com | IPAS Global Survey: Provides global compensation software, which is tightly integrated with our proprietary data sets, to value jobs and total compensation factors for companies in the high technology industry through our IPAS survey software. Customers must participate in compensation surveys and subscribe to the on-demand software to access compensation information. Customers can access a single source of compensation content in over 80 countries.

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

Performance Management: Enables the communication and setting of goals and targets by employees and managers as well as the tracking of performance against those goals. The system enables organizations to establish corporate level goals and to cascade those goals throughout the organization to ensure alignment and results. The system automatically brings employee goals to the employee’s performance review along with their accomplishments to date to streamline the review process and facilitate better employee-manager interactions. Performance Management is fully integrated with compensation planning, succession planning and incentives. We can link any goal or other component of performance to a variety of pay programs to reflect the organization’s pay-for-performance philosophy.

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

Competency Manager: An innovative and unique application that provides robust tools for managing and developing competencies and competency models for organizations of all sizes. This product is built around our proprietary set of accurate job and competency data that is benchmarked and mapped for over 1,000 industry specific jobs. We believe it is the first stand-alone product designed to specifically address the complex challenges of developing, aligning, and deploying a consistent set of competency definitions and job models for use across the organization. Standard models and definitions can be modified for use by different entities. Collaboration tools including working groups, discussion boards, voting questions, and validation and approval workflows helps organizations to author and align competencies and job models with buy-in from all stakeholders.

HRMS / Payroll Products

Our suite of on-demand HRMS and payroll products contains solutions that automate and facilitate key HR functions, including management of payroll, benefits and tax filings. Our HRMS/Payroll suite of products includes the following modules:

HCM | Payroll and Tax Filing. Our integrated payroll offering delivers unmatched flexibility, accuracy, adaptability and control. It provides robust capabilities for defining and processing earnings, deductions, accruals, labor distributions and other event-triggered calculations including date-driven and multi-divisional processing. As on-demand payroll application, a company’s disparate payroll, remote or divisional offices can process payroll with control, security and integration based on their specific needs.

HCM | HRMS. Our HRMS products track HR-related information including employment history, performance, job information, position and salary information, career development, and leave programs. In addition, it facilitates the reporting and tracking of key information for Consolidated Omnibus Budget Reconciliation Act (COBRA), Health Insurance Portability & Accountability Act (HIPAA), Occupational Safety & Health Administration (OSHA), workers’ compensation, Family Medical Leave Act (FMLA), and Equal Employment Opportunity (EEO).

HCM | Benefits Administration. Our Benefits Administration module allows companies to set up and administer the health, welfare, dental, vision, and other benefits offered to their employees, including related employee and employer contributions. Coupled with our Manager/Employee Self Service it enables employees or managers to view or enroll in benefit options and coverage from our web based portal. Since our Benefits Administration module is integrated with our payroll and HR applications, it eliminates duplicate data entry and reconciliation reporting because related employee, deductions and benefit plan data are managed out of a common database.

HCM | Employee/Manager Portal. Our Manager & Employee Self-Service portal allows a customer’s employees and managers instant access to view their employee paycheck and benefits details, forms and company information. Additionally, at time of hire or open enrollment, employees can enroll in benefits plans, and update personal, demographic and dependent information and in a secure online environment.

HCM | Onboarding. Our Application Tracking System (ATS) & Position Control modules allow employers the ability to capture candidate and interview related data and streamline the process of bringing a new hire into the organization via one-click new hire. In addition, these modules offer functionality to support HR strategy, budgeting, position modeling, and compensation strategies.

HCM | Garnishment Management. Our Garnishment Management services offer a fully integrated solution for a company’s payroll garnishment processing needs that is compliant with U.S. and Canadian federal, state, and provincial regulations. Garnishment Management reduces the burden that garnishment processing places on an organization’s staff, providing the ability to streamline processes and improve operational effectiveness.

Professional Services

Our CompAnalyst professional services teams handle new customer implementations, training and general help desk services for the CompAnalyst product line and all data products. The TalentManager and HRMS/Payroll professional services team handles new customer implementations, configurations, training, and general help desk services for the TalentManager and HRMS/Payroll suite of applications. For implementations that are not strictly “plug and play,” our product-specific implementation teams provide initialization, configuration, training and general help-desk services. We also train our customers so that they can be more self- sufficient for future implementations. TalentManager and HRMS/Payroll customers generally require more professional services than CompAnalyst customers. Professional services in most cases are included as part of our subscription agreements and, to a lesser extent, are offered on an as-needed basis.

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

Competency-Driven HCM Management Consulting

Our human capital consulting practice helps organizations deploy competency-driven talent management systems to drive performance management and leadership development. We help organization design their talent systems around job-based competency content that they can deploy rapidly, manage internally and deliver consistently across the entire organization. Our team of industry experts helps senior executives identify the key competencies that reinforce a companies goals and culture; author and map competencies to jobs and job profiles, build competency models to drive identification and development of key internal leaders and build a curriculum to develop future leaders to drive business growth and results.

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

Our consumer and e-commerce products include:

www.salary.com:    Our destination website and marketing face of the company is an advertising and online subscription sales channel. Our internet media traffic averaged approximately three million unique monthly visitors during the fiscal year ended March 31, 2009. More than approximately 40,000 external sites directly link consumers to our website for career information, salary negotiation and ways to determine their worth. The site includes calculators, memberships, newsletters and content around the topic of career and pay management for individuals, as well as related business content for small business and enterprise audiences.

Salary Wizard:    Salary Wizard is an ad-sponsored salary calculator designed to provide non-scoped, national average base pay and total annual cash compensation ranges for the positions we track. Users may adjust the national average information to their desired location by selecting a metropolitan area or zip code, and the results will be adjusted using a geographic adjustment factor to estimate the pay level for that location. In 2008, we introduced new features to help users personalize their answers and see how they compare not only to what employers pay in their area but how their background compares to their peers in their local area. Salary Wizard also attracts visitors to our website and our syndicated partner network of sites and serves as an entry point for consumers and employers to purchase a report or subscription product from us. The product is used more than approximately 2.6 million times per month by both individuals and businesses.

Salary Center:    Our syndicated product is a fully functional set of applications that we deploy onto our partners’ websites to power the compensation section of their websites in a co-branded manner. For example, Monster’s Salary & Benefits area is populated with Salary.com tools and the content is hosted and managed by Salary.com. The syndicated Salary Center product typically includes advertising inventory and e-commerce reports for which partners share revenue with us. Our partners include Monster.com, CNN Money, Dice, The New York Times, Automatic Data Processing Inc. and over 500 other companies.

Personal Salary Report Subscription:    This application is a premium report providing individuals with an HR-quality assessment of their worth in the job market. The report also educates the subscriber about how employers determine compensation and advises the subscriber on how to negotiate salary for a win-win outcome.

Advertising Offering:    We also sell space for third-party advertisers to deliver their messages to users of our website. Advertisers will pay for targeted inventory space adjacent to content that will be viewed by certain types of consumers. We believe our advertising inventory is attractive to advertisers because we provide a large volume of exposure opportunities and we can link those opportunities to a variety of consumer demographic factors, such as job title, location and income. Advertisers that purchase this inventory include job boards, recruiters, colleges and universities, financial services firms and retailers.

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

Research & Development

Our research and development efforts are focused on improving and enhancing our existing on-demand service offerings as well as developing new products, features and functionality. Expansion of our solutions into new areas often involves a multiple-year commitment to enter a new business, and we seek new product opportunities related to compensation, performance and talent management. When we extend an existing application or data set, our development costs are relatively low. When we innovate in an area requiring the development of a new data set, our development costs increase due to the high initial fixed costs of entering the new area and also building original software functionality. Once the initial investment in a new area has been made, however, the ongoing costs to maintain a data set and extend a product are often significantly less than the costs of maintaining the typical installed software product. Research and development expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $8.8 million, $4.9 million and $4.1 million, respectively.

Technology

We pioneered hosted, multi-tenant, on-demand software when we launched our first product in 2000. Our on-demand software is a highly scalable, multi-tenant application platform written in CSS, XML, DHTML, COBOL, Visual Basic, C, C++, Java, ASP and C# for the .NET framework and COM+ and MSMQ for the Windows operating systems. We use commercially available hardware and a combination of proprietary and commercially available software, including Microsoft SQL Server, Microsoft IIS Server and Microsoft Windows.

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

Our compensation management and talent management products are built on our proprietary, highly scalable Salary.com FlexTenant platform, which enables us to customize the business logic, data flow, workflow and user interfaces of our enterprise applications for clients and yet continue to operate in the same multi-tenant application shared by our other customers.

Operations

We serve all of our customers from third-party networks operations facilities located in Methuen, Massachusetts (HRMS/payroll) and Watertown, Massachusetts (all other products). These facilities, operated by Data Distributors, Inc. (DDI) and AT&T — provide around-the-clock security personnel, photo ID/access cards, and sophisticated fire systems. The overall security of each data center (inside and outside) and network operations center are monitored by digital video surveillance cameras 24 hours a day, seven days a week. In addition, redundant bandwidth, on-site electrical generators and environmental control devices are used to keep servers up and running. We continuously monitor the performance of our services. We have a comprehensive security infrastructure, including firewalls, intrusion detection systems and encryption for transmissions over the Internet. We monitor and test this security infrastructure on a regular basis. Our site operations team provides system management, maintenance, monitoring and back-up. We run tests regularly to ensure adequate response from our sites and conduct production environment reviews for hosting capacity, expansion and upgrade planning. We also monitor site availability and latency. We own or lease and operate all of the hardware on which our applications run in the network operations facility.

At our AT&T run facility, to facilitate high availability of our solutions and loss recovery, we operate a multi-tiered system configuration with redundant bandwidth, load balanced web server pools, replicated and clustered database servers and fault tolerant storage devices. Data sets are restored to hot standby database servers using transaction logs shipped from primary production database servers. This solution is designed to provide near real-time failover service in the event of a malfunction with a primary clustered database or server. Full backups of all data sets take place nightly and are archived to tapes. These tapes are rotated offsite to a separate facility managed by Iron Mountain. We also maintain a fully redundant site, located within our headquarters, which would serve as our primary site in the event that a disaster was to render the network operations facility inoperable. Our real-time backups are stored on servers in our corporate headquarters. Although we have not experienced a failure of our third-party network operations facility, we believe that if such facility became inoperable, most of our products would be available to our customers with minimal interruption in service.

In addition, at our DDI run facility, backups of data sets take place nightly and are archived to tapes. These tapes are rotated offsite to a separate facility managed by DDI. We also maintain a fully redundant site, located within DDI headquarters, which would serve as our primary site in the event that a disaster was to render the network operations facility inoperable.

The Company maintains two separate Statement on Auditing Standards No. 70 (SAS 70) Type II Certifications, one for our HRMS/payroll operations and one for our compensation and talent management operations. The SAS 70 is an internationally recognized auditing standard developed by the American Institute of Certified Public Accountants (AICPA). It defines the professional standards used by auditors to assess the internal controls of a service organization. The SAS 70 audit reports on the internal controls and safeguards service organizations have in place to process data belonging to its customers. The audit, conducted by an independent service auditor, focused on six key areas: information technology organization and access security, applications system development, implementation and maintenance and computer operations.

Sales and Marketing

We sell our enterprise solutions primarily through our direct sales organization and to a lesser extent through indirect channels. We employ business development representatives to call potential enterprise customers to book initial demonstrations and to qualify customer leads. Once a lead is qualified, our account executives assess customer needs, complete demonstrations and close sales, primarily by telephone and via web-based product demonstrations. We also employ account managers who maintain on-going or post-sale relationships with subscribers, manage renewals and generate interest from existing customers to purchase additional products. In addition, our sales engineers and compensation professionals assist with sales to customers with particularly complex needs and provide post-sales customer support. Most of our sales personnel are located in our headquarters in Needham, Massachusetts, however a significant and growing number of sales personnel are located remotely outside of our headquarters. We also have an advertising and syndication sales team, which works in much the same way as our enterprise product sales team, but focuses its efforts on selling and marketing advertising on our website and syndication of our consumer offerings to other websites. Although we have relationships with many partners, including websites and consulting firms, these partners accounted for less than 10% in the aggregate of our total revenue in the fiscal years ended March 31, 2009, 2008 and 2007.

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

Customers

As of March 31, 2009, we had approximately 3,500 enterprise subscribers, in various industries, who spend from $2,000 to more than $100,000 annually. No single customer accounted for more than 3% of our revenue in the fiscal years ended March 31, 2009, 2008 or 2007. Refer to Note 14. “Segment and Related Information” in our consolidated financial statements for a summary of our revenues by geographic location for the fiscal years ended March 31, 2009, 2008, and 2007. Below is a representative list of companies who were customers as of March 31, 2009, grouped by industry category and number of employees in the business unit we serve.

Industry	10,000+Full-Time Employees	1,000 to 9,999 Full-Time Employees	Less than 1,000 Full-Time Employees
Transportation	Southwest Airlines	CHEP	Hornbeck Offshore Services, Inc.
	Greyhound Lines, Inc.	Covenant Transportation	Mexicana Airlines
	Old Dominion Freight Line, Inc.	Saia Motor Freight Line	Singapore Airlines
	Amtrak Passenger Railroad	Expedia, Inc.	Virgin Atlantic
	Swift Transportation Co., Inc.	Norwegian Cruise Lines	Alaska Railroad

Retail	Liz Claiborne, Inc.	Lifetime Fitness	Guess?, Inc.
	Wal-Mart Stores, Inc.	Trader Joe’s Company	Harry Winston
	Hallmark Cards, Inc.	eBay, Inc.	Zappo’s
	Goody’s Family Clothing	Tiffany & Co.	Eastern Mountain Sports
	Target Corporation	Chanel USA, Inc.	Quiksilver, Inc.
	Williams-Sonoma, Inc.	Express	Ikea North America, Inc.

Publishing	WPP Group USA Inc	BBC Worldwide Americas	The Motley Fool, Inc.
	Google	ESPN, Inc.	Oxford University Press
	Thomson Reuters	VistaPrint USA, Inc.	Hit Entertainment
		John Wiley & Sons The New York Times Company	Harvard Business School Publishing Corporation

Industry	10,000+Full-Time Employees	1,000 to 9,999 Full-Time Employees	Less than 1,000 Full-Time Employees
Consumer Products	Yahoo! Inc.	Ticketmaster	Comcast Corporation
	Sony Corporation of America	Nu Skin Enterprises	FUJIFILM Dimatix, Inc.
	AMF Bowling	Deluxe Corporation	Heineken USA
	Stanley Works	Dreyer’s Grand Ice Cream	Zipcar, Inc.
	La-Z-Boy Incorporate	Electronic Arts	Adams Golf
		National Football League	Birkenstock, USA LP

Financial Products and Services	Alfa Corporation	First Capital Corporation
	Commerce Bank	Imperial Capital Bank	Chicago Board Options Exchange, Inc.
	Dollar Bank	Mastercard International	Eastern Financial Federal Credit Union
	E*Trade Financial Products	New York Stock Exchange, Inc.	Five Star Bank
	Digital Federal Credit Union	Robert W. Baird & Co. Inc.	Freedom Mortgage Corporation
		Trans Union, LLC	Midland Credit Management, Inc.
		Trustmark National Bank	OceanFirst Bank
		Commerce Bancshares, Inc.	Federal Home Loan Bank of Boston

Manufacturing	Apple, Inc.	NetApp, Inc.	iRobot Corporation
	Dell, Inc.	Dresser, Inc.	Extreme Networks
	EMC Corporation	Oshkosh Truck Corporation	Hitachi Computer Products
	Black & Decker	Scotts Miracle-gro Company	Gates Rubber Co.
	First Quality Industries Jostens	Roche Diagnostics Corporation	Hewlett Packard Financial Services
		Abb, Inc.	Nikon, Inc.

Healthcare	New York Presbyterian Hospital	Adventist Healthcare	Spectra Laboratories
	Sanofi-Aventis	Cincinnati Children’s Hospital	Calvary Hospital, Inc.
	Hospital For Special Surgery	North Shore University Hospital	Christian healthcare Center
	University of North Carolina Hospitals	Franciscan Hospital for Children	Huntington Memorial Hospital
	Lutheran Medical Center	Nevada Cancer Institute	Mercy Hospital Miami
	Yale New Haven Health System	Palmetto Health	Oakwood Healthcare

Competition

The markets for on-demand compensation management, performance management and HRMS/payroll solutions are fragmented, competitive and rapidly evolving, and there are low barriers to entry to some segments of these markets. Within our markets, particularly with our compensation and performance management solutions, the most common applications in use today are generic desktop software tools and solutions that are not specifically designed for compensation management or performance management. We also compete with software vendors that offer solutions through either traditional on-premise delivery methods or to a lesser extent, on-demand solutions, and established consulting firms that continue to offer a diversity of services and software products. We also expect to encounter new and evolving competition as the market for on-demand compensation management software and services consolidates and matures and as organizations become increasingly aware of the advantages and efficiencies that can be attained from the use of compensation management software and data solutions.

Any of our competitors may also seek to expand into other areas in which we offer solutions – so that our competitors in the compensation and performance management market may seek to expand into the HRMS/payroll markets or vice versa. In addition, our existing competitors or new competitors may seek to offer a bundled package of services that competes with our bundled solutions or to develop a single integrated product suite that incorporates compensation management, performance management and HRMS/payroll solutions.

We believe the principal factors that generally determine a company’s competitive advantage in the compensation management, performance management and HRMS/payroll markets include the following:

•	a large installed customer base;

•	a well-known and respected brand;

•	breadth and depth of proprietary content;

•	the ability to offer both powerful software and technology and accurate compensation data in a single offering;

•	experienced sales and distribution capabilities;

•	ease of deployment;

•	low cost of ownership;

•	a suite of products (rather than individual point solutions); and

•	an integrated platform (e.g., in which pay, performance and payroll software and data are linked).

We face competition in our compensation management and performance management markets primarily from five sources:

•	generic desktop software and in-house or custom-developed solutions;

•	established software vendors offering products specifically designed for compensation management, performance management, talent management and/or HRMS/payroll;

•	established compensation and HR consulting firms;

•	other websites and advertising venues; and

•	existing and future start-up companies offering software, data, and e-commerce compensation solutions.

In addition, we face competition in our HRMS/payroll markets primarily from three sources:

•	large service bureaus;

•	established software vendors offering products specifically designed for HRMS/payroll management or related solutions; and

•	existing and future start-up companies offering HRMS/payroll software solutions.

Compensation and Performance Management

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

HRMS/Payroll

Our payroll and HRMS products compete primarily on the basis of technology, delivered functionality and price/performance. Our main competitors in this market are large service bureaus, primarily Automatic Data Processing Inc. and, to a lesser extent, Ceridian; and companies, such as PeopleSoft/Oracle, Lawson, Kronos, and

Workday that offer HRMS and payroll software products for use on mainframes, client/server environments and/or Web servers. Many of our payroll and HRMS competitors or potential competitors have significantly greater financial, technical and marketing resources than Salary.com. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. We may also find competition from start-up companies who enter the on-demand HRMS or payroll markets as a result of low barriers to entry and the early-stage nature of the SaaS and on-demand markets.

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

We pursue the registration of our trademarks. Currently, our CompPlanner, Salary Wizard, CompAnalyst, CompAnalyst Executive, eComp, IPAS, TalentManager, Payscore, Survey Center, Genesys Customer Driven HCM, and Peoplecomefirst marks are federally registered in the U.S, while our Infobasis Capability Manager, Infobasis Total Capability Management, Empowered by Infobasis, Infobasis Employee Lifecycle, Infobasis Enterprise Skills Manager, Infobasis Readiness Manager, Infobasis Your People, Your Business, Infobasis, and Infobasis Enterprise Skills Infrastructure are registered in Britian and Northern Ireland. In addition, we have applied for registration of the following trademarks: Salary.com and FlexTenant.

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

Employees

At March 31, 2009, we had 493 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Facilities

The Company’s five principal facilities incorporate development, sales and marketing, and administration functions. Our facilities consist of:

•	a leased 36,288 square foot facility in Needham, Massachusetts, which is our corporate headquarters,

•	a leased 31,240 square foot facility in Shanghai, China,

•	a leased 30,698 square foot facility in Methuen, Massachusetts,

•	a leased 6,409 square foot facility in Oxford, United Kingdom, and

•	a leased 5,502 square foot facility in Montego Bay, Jamaica.

We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations at commercially reasonable terms. See Note 7 to the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for information regarding our lease obligations.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	our ability to become profitable;

•	our ability to sell our products in a challenging economic environment;

•	the ability of our solutions to achieve market acceptance;

•	a highly competitive market for compensation management;

•	failure of our customers to renew their subscriptions for our products;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	the loss of key personnel; and

•	other factors discussed elsewhere in this report.

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

This Annual Report on Form 10-K also contains market data related to our business and industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, financial condition and results of operations and the market price of our common stock.

We operate in an emerging and rapidly evolving market which makes it difficult to evaluate our business and future prospects and may increase the risk of your investment.

We derive, and expect to continue to derive for the foreseeable future, the vast majority of our revenues from on-demand compensation, talent management and HRMS/payroll solutions, which are relatively new and emerging markets, making our business and future prospects difficult to evaluate. Many companies have invested substantial personnel and financial resources in their human resource, or HR, departments or have engaged outside consulting firms or HR Business Process Outsourcers, or HR BPOs, and payroll providers to obtain corporate compensation, talent management and HRMS/payroll data and solutions, and may be reluctant or unwilling to migrate to on-demand software designed to address their compensation, talent management and HRMS/payroll needs. The market for on-demand software solutions is at an early stage of development, and it is uncertain whether an on-demand model such as ours will achieve and sustain the high level of market acceptance that is critical to the success of our business. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand software in general and on-demand compensation, talent management and HRMS/payroll software in particular. If businesses do not perceive the benefits of on-demand software, then the market may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market for on-demand compensation management. These challenges, risks and difficulties include the following:

•	generating sufficient revenue to achieve and maintain profitability;

•	developing new products and enhancing the functionality and features of existing applications;

•	attracting and retaining new customers and expanding the revenue generated from existing customers;

•	managing growth in our operations; and

•	attracting and retaining key personnel.

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

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of March 31, 2009, our accumulated deficit is approximately $66.5 million. Our recent operating losses were $26.5 million for the fiscal year ended March 31, 2009, $12.3 million for the fiscal year ended March 31, 2008, and $8.3 million for the fiscal year ended March 31, 2007. We have not been profitable since our inception, and we may not become profitable. In addition, although we have recently reduced our operating expenses, we still expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our credit facility contains certain financial and negative covenants, the breach of which may adversely affect our financial condition.

We have a credit facility with Silicon Valley Bank under which we had drawn down $8.1 million as of March 31, 2009. On April 27, 2009, we paid all of the outstanding amounts due under our credit facility and on June 29, 2009 we amended our credit facility with Silicon Valley Bank. The modification agreement contains financial covenants that require us to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If our unrestricted cash falls below $20 million, then the amount we could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, we are required to maintain unrestricted cash plus borrowing availability of at least $15 million and meet adjusted EBITDA targets for trailing three-month periods on a monthly basis. If we are not in compliance with certain of these covenants the amounts drawn on the facility may become immediately due and payable. Any requirement to immediately pay outstanding amounts under a credit facility may negatively impact our financial condition and we may be forced by our creditor into actions, which may not be in our best interests.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section in this Annual Report on Form 10-K:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	the amount and timing of revenue recognized in a particular quarter as a result of changes in the volume and mix of products and services sold in that quarter and prior quarters;

•	seasonality of our business cycle, given that our cash flows from operating activities are typically lower in our fiscal first and second quarters and higher in our fiscal third and fourth quarters;

•	our policy of expensing sales commissions in each year of our customer subscriptions;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	the performance of our acquisitions;

•	changes in our pricing policies or those of our competitors;

•	competition, including entry into the market by new competitors and new product offerings by existing competitors;

•	the amount and timing of expenditures related to expanding our operations, research and development, or introducing new products;

•	changes in the payment terms for our products and services; and

•	the purchasing and budgeting cycles of our customers.

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

To the extent that the economy or labor market conditions materially deteriorate, our existing and potential clients may no longer consider investment in their compensation, talent management and HRMS/payroll systems a necessity, or may elect to defer purchases or reduce budgets in these areas. Either of these developments could have an adverse effect on our business, financial condition and results of operations.

Reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on changes in the information technology, or IT, spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise application software and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise application software and services, and in particular on-demand compensation management and talent management solutions, caused by a weakening global economy or otherwise may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate IT spending. In particular, compensation management software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. In the future, potential clients may decide to reduce their IT budgets by deferring or reconsidering product purchases, which would negatively affect our operating results.

We will likely experience longer sales cycles and increased pricing pressure as a result of unfavorable economic conditions.

If general economic conditions worsen or fail to improve, we will likely experience an increase in delays in our sales cycles and an increase in pressure from prospective customers to offer discounts on products higher than our historical practices. We may also experience increased pressure from existing customers to renew expiring software subscriptions agreements at lower rates. In addition, certain of our customers may attempt to negotiate lower software subscription fees for existing arrangements because of downturns in their businesses. If we choose to accept certain request for higher discounts or lower fees, our business may be adversely affected and our revenues may decline. We also believe certain of our competitors may offer lower fees for their products and services as a result of the current economic environment, which may put further downward pressure on our fees. Additionally, certain of our customers may become bankrupt or insolvent as a result of the current economic downturn, and we may lose all revenue from such customers.

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

To grow our revenue, we must continually add new customers and sell additional solutions to existing customers. If our existing and prospective customers do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new customers or to increase sales to existing customers. Our ability to attract new customers and to sell new solutions to existing customers will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective customers may not be familiar with some of our solutions or may have traditionally used other products and services for some of their compensation management, talent management and HRMS/payroll requirements. In addition, prospective customers may have invested substantial personnel and financial resources in their HR departments or have engaged outside consulting firms or HR BPOs to obtain corporate compensation data and solutions, and may be reluctant or unwilling to migrate to our on-demand compensation management, talent management and HRMS/payroll solutions to address their compensation management needs. Existing customers and prospective customers may also decline to purchase our compensation management, talent management and HRMS/payroll solutions due to budgetary concerns or the availability and pricing of competing products. If we fail to generate additional business from our existing customers and new customers, our revenue could grow at a slower rate or decrease, which could adversely affect our business, financial condition and results of operations.

If we fail to successfully develop new applications, the growth of our business, our revenues and our results of operations will be materially adversely affected.

We have developed new applications over time that have contributed to the growth of our business to date. For example, we initially launched CompAnalyst Market Data (formerly known as Job Analyzer) in 2000 and have since added CompAnalyst Survey Management, CompAnalyst Pay Analytics, which includes Reporting & Analysis, Merit Modeling and Salary Structures, and CompAnalyst Executive modules to create our CompAnalyst suite. Products in the on-demand compensation management market typically take years to develop widespread market acceptance. We expect to rely on newly introduced applications for a substantial portion of our growth for the foreseeable future. For example, in fiscal 2009, we introduced a bundled solution which includes our compensation management solutions, our TalentManager suite of enterprise pay-for-performance applications and the HRMS and payroll products, which we obtained through our acquisition of Genesys. We anticipate that, as with any on-demand compensation management application, it may be an extended period of time before this new package of products achieves market acceptance. If we are unable to continue to develop and launch new applications or if our new applications are not able to achieve market acceptance, our business, financial condition and results of operations will be materially adversely affected.

If we do not continue to innovate and provide HR solutions that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing HR solutions that HR decision makers may use to make compensation and performance management decisions and to manage other HR functions such as HRMS/payroll and solutions that individuals may use to assess their worth in the job market. Our competitors are constantly developing innovations in HR solutions. Additionally, the market for our on-demand software is characterized by changes in customer requirements, changes in protocols and evolving industry standards. As a result, we must continue to invest significant resources in research and development in order to improve and enhance the responsiveness, functionality and features of our existing applications and develop new applications so that we may offer a complete product suite of solutions that are easy to use and effective. In particular, we will need to expand our offering to more comprehensively address our customers’ compensation management needs and develop a single product suite that encompasses our compensation management, TalentManager and HRMS/payroll solutions. If our innovations are not responsive to the needs of our users, or if our competitors develop a comprehensive single product suite more quickly than we do, our current and potential clients may elect to purchase our competitors’ products and services, which would significantly impair our revenue growth, operating results and reputation. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our offerings on a timely basis, we may lose customers. Our operating results would also suffer if our innovations are not appropriately timed with market opportunities or are not effectively brought to market.

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

On January 7, 2009, in response to the current and anticipated macro-economic uncertainties, we implemented and completed a workforce reduction of approximately 100 employees, representing approximately 16% of our workforce. We have also undertaken additional cost savings measures to increase our competitiveness, including relocating our headquarters to a new, lower-cost facility and the reduction of other discretionary costs such as marketing programs and outside services. As a result of the reduction in workforce, we recorded a charge of approximately $3.1 million in the fourth quarter of fiscal 2009 under FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This charge included cash payments related to the severance and continuation of benefits for terminated employees of approximately $1.3 million and non-cash stock based compensation charges related to the acceleration of vesting on stock options and restricted stock of approximately $1.8 million. If economic conditions further deteriorate, we may incur additional restructuring costs which may cause disruptions in our operations, loss of key personnel and difficulties in delivering products timely. In addition, we may not be able to realize fully the expected benefits of this workforce reduction.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between March 31, 2004 and March 31, 2009, the number of our full time equivalent employees increased from 68 to 493.

Our success will depend in part upon the ability of our senior management to manage the growth we have experienced effectively. However, the growth we have experienced may place greater strains on our resources. For instance, as discussed above, in response to current and anticipated macro-economic uncertainties, we reduced our work force by approximately 16% in January 2009. As a result, we have fewer personnel to manage our growth and if we are not successful in retaining our existing employees, we may not be able to handle any increase in the volume of our business and our business may be harmed. In addition, if we continue to grow, we may need to hire, train, manage and integrate additional employees, which will require us to expend additional financial resources. We may also outgrow our current space in Needham, Massachusetts, Methuen, Massachusetts, Shanghai, China, Abingdon, United Kingdom and Montego Bay, Jamaica or desire to open additional offices domestically and internationally, which could make it more difficult to manage employees not located at our principal headquarters and maintain uniform standards, controls, procedures and policies across locations. If we determine that it is necessary or desirable to open additional offices, whether domestically or internationally, management resources will be allocated to integrating new offices, handling cultural and language issues arising from international operations and managing costs associated with a multi-office organization. Such focus could divert management’s attention from managing ongoing business operations.

Failure to effectively develop our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

During fiscal 2007 and 2008, we significantly expanded our direct sales force in our Needham, Massachusetts office and expanded our regional sales force, including sales people dedicated to building out our competency, international, small business and strategic sales teams to penetrate new buying groups and new geographic markets. We also invested significant financial resources in marketing to extend our compensation brand globally and build awareness among a new set of buyers in organizational and leadership development.

These initiatives may not yield the desired results to grow and expand our business or brand awareness, and/or we may be unable to manage the resulting growth in headcount or marketing spend in an efficient and cost effective manner. New sales personnel are often not profitable during their first year with us. Our business will be seriously harmed if the expansion of the direct sales force does not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time. In addition, the workforce reduction we implemented in January 2009 may adversely affect the investments we have made in building our sales and marketing infrastructure. As a result, our ability to increase our customer base and achieve broader market acceptance of our solutions could be jeopardized.

Our sales force currently consists primarily of direct sales personnel who sell our products over the telephone. As we expand our offerings and our customer base, it may be necessary for our sales personnel to increase the frequency of in-person meetings with our customers in order to sell our products, which will increase the costs incurred in the sales process, and may require us to hire additional sales personnel and extend the length of our typical sales cycle.

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

One of our business strategies is to selectively pursue the acquisition of companies that would either expand the functionality of our compensation management and talent management solutions or provide access to new customers or markets, or both. In fiscal 2009, we acquired Genesys Software Systems, Inc, a leading provider of on demand and licensed human resource management systems and payroll solutions, and InfoBasis, a provider of competency-based learning and development software. In addition, in fiscal 2008, we acquired the assets of Schoonover Associates, Inc. (Schoonover), a leading provider of competency management data and consulting services, ITG Competency Group, LLC (ITG), a leader in the competency model content business, and ICR Limited, L.C. and ICR International Ltd. (ICR), a premier provider of specialty consumer goods and global technology compensation data and software. We also acquired the assets of the eComp division of Aon Consulting, Inc. in August 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We also may enter into business relationships with other organizations in the future in order to expand our offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other organizations. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired organizations, technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from customers obtained through acquisitions than we do from existing customers. Additionally, to the extent we expand into new facilities, we may have difficulty maintaining uniform standards, controls, procedures and policies across locations. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions. We recorded significant additional goodwill and other intangible asset amounts in connection with the acquisition of Genesys and InfoBasis in fiscal 2009 and Schoonover and ICR in fiscal 2008.

We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level (operating segment). As of March 31, 2009, we had $14.7 million of goodwill. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Furthermore, impairment testing requires significant judgment, including the identification of reporting units based on our internal reporting structure that reflects the way we manage our business and operations and to which our goodwill and intangible assets would be assigned. Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.

We have recorded approximately $38.0 million of goodwill and intangible assets in connection with our acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our recent acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At March 31, 2009, we had $1.5 million, net, of unamortized intangibles, which include trade names we purchased in acquisitions. These intangibles are primarily associated with on-demand compensation management products. Our customers or prospective customers may not purchase or widely accept our new products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We face competition from a variety of sources, and our failure to compete successfully could make it difficult for us to add new customers and retain existing customers and could reduce or impede the growth of our business.

The markets for on-demand compensation management, talent management and HRMS and payroll solutions are fragmented, competitive and rapidly evolving, and there are low barriers to entry to some segments of these markets. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies enter our markets. Additionally, as we expand our suite of compensation management, talent management and HRMS and payroll solutions and create new types of applications, including a single comprehensive product suite containing all of our solutions, we may face additional competition. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be seriously harmed. We face competition primarily from:

•	generic desktop software and in-house or custom-developed solutions;

•	established software vendors offering products specifically designed for compensation management or talent management;

•	established compensation and HR consulting firms;

•	established HRMS/payroll providers;

•	other websites and advertising venues; and

•	existing and future start-up companies offering software, data and interactive HR solutions.

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

We believe that our industry is highly fragmented and that there is likely to be consolidation, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, financial condition and results of operations. Our competitors may establish or strengthen cooperative relationships with HR BPO vendors, systems integrators, third party consulting firms or HRMS/payroll providers or other parties. Established companies may not only develop their own products but may also merge with or acquire our current competitors. In addition, we may face competition in the future from large established companies, as well as from emerging companies that have not previously entered the markets for compensation management, talent management or HRMS/payroll solutions or that currently do not have products that directly compete with our solutions. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, our competitors may announce new products, services or enhancements that better meet the price or performance needs of clients or changing industry standards.

If there are interruptions or delays in our on-demand services due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions and the use of our service could become impaired, which could harm our relationships with customers and subject us to liability.

All of our solutions reside on hardware that we own or lease and operate and which is currently located at third party operations facilities maintained and operated by either DDI or AT&T. We do not maintain long-term supply contracts with DDI or AT&T, and they do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend on DDI’s and AT&T’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our operations facility arrangements with DDI or AT&T are terminated, or there is a lapse of service or damage to either facility, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.

Our disaster recovery computer hardware and systems located at our headquarters in Needham, Massachusetts have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at our operations facility. In the event of a disaster in which our operations facility was irreparably damaged or destroyed, we could experience lengthy interruptions in our service. Moreover, our disaster recovery computer hardware and systems are located approximately fifteen miles from our operations facility and may be equally or more affected by any disaster affecting our operations facility. Any or all of these events could cause our customers to lose access to our on-demand software.

Our on-demand compensation management, talent management and our HRMS/payroll solutions are accessed by a large number of customers at the same time. As we continue to expand the number of our customers and applications available to our existing clients, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in services. In addition, the failure by the DDI or AT&T facility to meet our capacity requirements could result in interruptions or delays in our service or impede our ability to scale our operations.

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

Some of the features of our compensation management, talent management and HRMS/payroll applications depend on the ability to develop and maintain profiles of applicants and employees for use by our clients. Our software applications augment these profiles over time by capturing additional data and collecting usage data. Although our applications are designed to protect user privacy, privacy concerns nevertheless may cause individuals and businesses to resist providing the personal data necessary to support our products. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws and regulations, could result in liability to us, damage our reputation, inhibit sales of our products and seriously harm our business, financial condition and operating results.

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

We may increase our sales and marketing efforts to clients outside the United States and open additional offices outside the United States, which would expose us to additional risks associated with international operations.

As a part of our business strategy we have increased our operations outside the United States. In December 2006, we established a wholly foreign owned enterprise in Shanghai, China primarily for software development. In March 2008, we released our first international dataset within the existing CompAnalyst market pricing suite in Canada and completed our first sales to customers. In August 2008, we acquired InfoBasis, a wholly owned subsidiary in the United Kingdom. In September 2008, we established a wholly foreign owned enterprise in Montego Bay, Jamaica primarily to support our pre-sales marketing efforts. While we have no additional specific plans or commitments with respect to any further international expansion, we may open additional offices outside of the United States in the future. We may not be successful in our efforts to establish our Chinese operations or to expand our sales into Canada and other international markets and open additional international offices. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States including:

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

The future success of our business depends upon the continued and widespread use of the Internet as a primary medium for commerce, communication and business applications. Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service or increased government taxation of Internet activity.

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

As of March 31, 2009, we had net operating loss carryforwards of approximately $32.2 million for federal tax purposes. These loss carryforwards expire at various dates through 2028. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Being a public company has increased and will continue to increase our administrative costs.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as new rules subsequently implemented by the SEC and the Nasdaq Global Market, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs, and have made some activities more time consuming and/or costly. For example, we have migrated our core financial systems to our new accounting system, adopted additional internal controls and disclosure controls and procedures and adopted corporate governance policies. We also are subject to Section 404 of Sarbanes-Oxley which requires us to complete a formal evaluation, documentation and analysis of our internal controls, and remedy any deficiencies, significant deficiencies or material weaknesses that we may identify. In addition, as a public company we have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

In addition, prior to our public offering, we received very limited analyst coverage. The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. There are many large, well-established publicly-traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Global Market. If we are not able to maintain the requirements for continued listing on The NASDAQ Global Market, we could be de-listed, which could have a materially adverse effect on the price and liquidity of our common stock.

Our common stock trades on the NASDAQ Global Market, which has certain compliance requirements for continued listing of common stock. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. In the fiscal year ended March 31, 2009, the closing bid price of our stock was as low as $1.36. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we be subject to delisting procedures. We also must meet additional continued listing requirements contained in NASDAQ Marketplace Rule 5450(b), which requires that we have a minimum of $10,000,000 in stockholders’ equity or $50,000,000 market value of listed securities held by non-affiliates or $50,000,000 of total assets and total revenue for the most recently completed fiscal year (or two of the three most recently completed fiscal years).

As of the close of business on June 22, 2009, we were in compliance with NASDAQ Marketplace Rule 5450(b)(1)(A). There can be no assurances that we will continue to meet NASDAQ’s continued listing requirements. Delisting could reduce the ability of our stockholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our NASDAQ Global Market listing may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage, and make it more difficult for us to raise capital in the future.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors and affiliated entities together beneficially own approximately 23% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. In addition, Kent Plunkett, our Chairman, President and Chief Executive Officer, directly and indirectly owns approximately 19% of our common stock. Mr. Plunkett’s significant ownership interest could adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our common stock.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Our Shareholder Rights Plan or provisions in our amended and restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our stock.

We have adopted a Shareholder Rights Plan, under which the rights become exercisable if a person becomes an “acquiring person” by acquiring 20% or more of the outstanding shares of common stock or if a person commences a tender offer that would result in that person owning 20% or more of the common stock. If a person becomes an “acquiring person,” each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of our preferred stock which are equivalent to shares of common stock having twice the exercise price of the right. If we are acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock.

In addition to our Shareholder Rights Plan, our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include:

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

ITEM 2.	PROPERTIES

Information regarding our principal properties at March 31, 2009 is set forth below:

Location	Principal Use	Sq. Footage	Ownership
Needham, Massachusetts	Corporate Headquarters	36,288	Leased
Shanghai, China	Research and development	31,240	Leased
Methuen, Massachusetts	Professional services and development	30,698	Leased
Oxford, United Kingdom	Sales administration and professional services	6,409	Leased
Montego Bay, Jamaica	Sales administration and customer support	5,502	Leased

We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations at commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2009.

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

Fiscal year ended March 31, 2008	High	Low
First quarter	$12.79	$9.67
Second quarter	$14.41	$10.80
Third quarter	$16.32	$11.70
Fourth quarter	$13.94	$6.15

Fiscal year ended March 31, 2009	High	Low
First quarter	$6.45	$3.98
Second quarter	$5.13	$3.73
Third quarter	$3.98	$1.50
Fourth quarter	$3.05	$1.36

The last sale price of the common stock on June 22, 2009, as reported by Nasdaq Global Market, was $3.18 per share. As of June 22, 2009, there were 106 holders of record of the common stock.

We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business for the foreseeable future.

Performance Graph

The following line graph compares cumulative total stockholder returns for the period from February 15, 2007, the date of our initial public offering, through March 31, 2009 for: (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Computers Index. The graph assumes an investment of $100 on February 15, 2007, which was the first day on which our stock was listed on the Nasdaq Composite Index. The calculations of cumulative stockholder return on the Nasdaq National Index and the Nasdaq Computers Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	2/15/2007	3/31/08	3/31/09
Salary.com, Inc.	$100	$52.72	$11.20
Nasdaq Composite	100	91.59	61.21
Nasdaq Computers Index	100	95.63	66.59

Equity Compensation Plan Information

The following table sets forth certain information as of March 31, 2009 with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1):	1,441,938	$6.88	6,129,693	(2)
Equity compensation plans not approved by security holders(3):	497,716	0.73	0

Total	1,939,654	$5.30	6,129,693

(1)	Please see Note 9 of our Notes to Consolidated Financial Statements for description of our equity compensation plans.
(2)	Includes 446,350 shares that remain available for purchase under the Salary.com Employee Stock Purchase Plan, 683,341 shares for stock options that have been exercised but have not vested as of March 31, 2009 and 2,508,915 shares for restricted stock unit awards that have not vested as of March 31, 2009.
(3)	Consists of the following plans assumed in our acquisition of Genesys Software Systems, Inc. (Genesys): the Genesys Software Systems, Inc. Incentive Stock Option Plan Dated November 16, 1990, amended and restated through December 10, 2008; the Genesys Software Systems, Inc. Directors and Consultants Stock Option Plan Dated March 10, 1998, amended and restated through December 10, 2008; and the Genesys Software Systems, Inc. Stock Option Plan of November 17, 2000, amended and restated through December 10, 2008.

Plans Assumed In the Genesys Acquisition

In connection with our acquisition of Genesys in December 2008, we assumed the Genesys Incentive Stock Option Plan, the Genesys Directors and Consultants Stock Option Plan and the Genesys Stock Option Plan, each which was previously adopted and approved by the board of directors and stockholders of Genesys. Under the terms of these plans, Genesys was authorized to grant incentive and non-qualified stock options and restricted stock to its employees, directors and advisors. Following our acquisition of Genesys, we assumed all of the outstanding options under these plans, and all of the options issued under these plans were converted into the right to receive 519,492 shares of our Common Stock. Incentive and non-qualified stock options issued under these plans generally vested immediately upon the closing of the acquisition and expire ten years from the date of the acquisition. All options are exercisable upon vesting.

Unregistered Sales of Securities

During the fiscal year ended March 31, 2009, we issued 73,154 shares of common stock to the principal of ITG in connection with contingent consideration related to our acquisition of ITG in August 2007.

During the fiscal year ended March 31, 2009, we issued 3,373 shares of our common stock upon the exercise of outstanding warrants to purchase common stock at a weighted average exercise price of $2.19 per share.

No underwriters were involved in these transactions, and there were no underwriting discounts or commissions. The issuance of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

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

As of June 1, 2009, $9.5 million of the net proceeds remained available and were primarily invested in money market accounts or marketable securities. Pending any use, as described below, we have invested the net proceeds in investment-grade, short-term, interest-bearing securities.

Since the initial public offering through June 1, 2009, we have used approximately $10.3 million for our acquisition of ICR, approximately $2.1 million for our acquisition of ITG (including payments of contingent consideration), approximately $2.2 million for our acquisition of Schoonover, approximately $5.4 million for our acquisition of Infobasis Limited (Infobasis), approximately $10.0 million to pay down our line of credit in May 2009 which was used to fund the acquisition of Genesys and repurchase our common stock, approximately $0.5 million for the purchase of domain names, approximately $2.4 million for data purchases, and approximately $5.6 million to fund our worldwide operations. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option Plan and our 2004 Stock Option Plan (collectively referred to as our Stock Plans), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. In addition, in December 2008, our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 million. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2009, approximately $2.1 million was available to repurchase common stock pursuant to the stock repurchase program. In the first quarter of fiscal 2010, our Board of Directors increased the size of our share repurchase program to $7.5 million. All shares repurchased by us were retired as of March 31, 2009. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended March 31, 2009:

Period	Total Number of Shares Purchased(1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31	81,276	1.54	53,099	$2,325,547
February 1 – 28	152,696	1.48	56,675	$2,224,333
March 1 – 31	91,219	1.43	58,837	$2,131,133

Total	325,191	1.48	168,611	$2,131,133

(1)	Includes shares originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.
(2)	Represents shares received under our prepaid stock repurchase programs. We expended approximately $375 thousand during the quarter ended March 31, 2009 for repurchases of our common stock. For more information see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2009.
(3)	Includes shares reacquired in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

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

The selected statement of operations data for the three years ended March 31, 2009, and balance sheet data as of March 31, 2009 and 2008 have been derived from our audited financial statements appearing in this annual report on Form 10-K. The selected statement of operations data for the years ended March 31, 2006 and 2005, and balance sheet data as of March 31, 2006 and 2005 have been derived from our audited financial statements not appearing in this annual report on Form 10-K. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	(in thousands, except per share data)
	2009	2008	2007	2006	2005
Statement of Operations:
Revenue:
Subscription revenues	$39,630	$31,552	$20,503	$13,037	$8,565
Advertising revenues	2,825	2,955	2,531	2,262	1,411

Total revenues	42,455	34,507	23,034	15,299	9,976
Cost of revenues (1)	13,157	8,229	5,334	3,108	1,831

Gross profit	29,298	26,278	17,700	12,191	8,145
Operating expenses:
Research and development (1)	8,846	4,941	4,116	2,238	1,410
Sales and marketing (1)	26,139	18,963	12,792	8,573	5,855
General and administrative (1)	15,723	13,499	8,922	4,337	2,798
Amortization of intangible assets	1,988	1,126	126	—	—
Restructuring charges	3,081	—	—	—	—

Total operating expenses	55,777	38,529	25,956	15,148	10,063

Loss from operations	(26,479)	(12,251)	(8,256)	(2,957)	(1,918)
Other income (expense)	229	1,858	174	(173)	(372)

Loss before provision for income taxes	(26,250)	(10,393)	(8,082)	(3,130)	(2,290)
Provision for income taxes	208	205	—	—	—

Net loss	(26,458)	(10,598)	(8,082)	(3,130)	(2,290)
Accretion of preferred stock	—	—	(471)	(515)	(513)

Net loss attributable to common stockholders	$(26,458)	$(10,598)	$(8,553)	$(3,645)	$(2,803)

Net loss attributable to common stockholders per share—basic and diluted	$(1.73)	$(0.77)	$(1.42)	$(0.89)	$(0.81)

(1)	Net loss includes stock-based compensation expense, as follows:

	Years ended March 31,
	(in thousands)
	2009	2008	2007	2006	2005
Stock-based compensation:
Cost of revenues	$1,255	$800	$437	$186	$41
Research and development	1,376	459	505	180	57
Sales and marketing	2,702	1,778	986	401	162
General and administrative	2,616	2,092	2,437	311	252
Restructuring charges	1,813	—	—	—	—

	$9,762	$5,129	$4,365	$1,078	$512

	As of March 31,
	(in thousands)
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash	$21,085	$37,727	$49,016	$1,814	$392
Total assets	78,701	66,209	58,675	7,028	3,428
Total debt	8,125	—	—	800	1,100
Total deferred revenue	28,285	22,033	16,388	10,548	6,384
Redeemable convertible preferred stock	—	—	—	10,538	9,973
Total stockholders’ equity (deficit)	21,943	36,168	37,983	(17,914)	(15,240)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of on-demand compensation, payroll, human resource management, performance management and competency management solutions in the human capital software-as-a-service (SaaS) market. We offer software and services that are tightly integrated with our proprietary data sets to help businesses and individuals manage pay and performance. Companies of all sizes turn to us to effectively and efficiently compensate, promote and manage their employees. With our help, companies can put the right talent in the right roles to deliver business objectives and individuals at all levels can determine their worth.

Our highly configurable software applications, proprietary content and our consulting services help executives, line managers and compensation professionals automate, streamline and optimize critical talent management processes, such as market pricing, compensation planning, performance management, competency management (a competency is a set of demonstrated behaviors, skills and proficiencies that determine performance in a given role) and succession planning. Compensation and competency content are at the core of our solutions, which deliver productive and cost-effective ways for employers to manage and inspire their most important asset—their people.

We integrate our comprehensive SaaS applications with our proprietary content to automate the essential elements of our customers’ compensation and performance management processes. Our approach links pay to performance and aligns employees with corporate goals to drive business results. As a result, our solutions can significantly improve the effectiveness of our customers’ compensation spending and help them become more productive in managing their employees. We enable employers of all sizes to replace or supplement inefficient and expensive traditional approaches to compensation management, including paper-based surveys, consultants, internally developed software applications and spreadsheets. Our customers report gains in productivity, reduction in personnel hours to administer pay and performance programs, and improvements in employee retention.

Our data sets contain base, bonus and incentive pay data for positions held by employees and top executives in thousands of public companies. Our flagship offering is CompAnalyst, a suite of on-demand compensation management applications that integrates our data, third-party survey data and a customer’s own pay data with a complete analytics offering. In 2008, we expanded our CompAnalyst market data and added new geographic coverage in the Canadian market. Our Canadian content continues to attract a diverse set of customers across multiple industries. We continue to build our IPAS global compensation technology survey with coverage of technology jobs in more than 80 countries.

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

With our fiscal 2009 acquisitions of InfoBasis Limited (InfoBasis) and Genesys Software Systems, Inc. (Genesys), we further expanded our addressable market. InfoBasis provides customers with competency-based learning and development software and Genesys offers a broad range of on-demand and licensed human resources management systems and payroll solutions, including benefits and tax filing services. These acquisitions have also given us the ability to offer our customers a bundled package that includes our HR data and point solution tools for compensation and competency management, our strategic talent management solutions for performance management, compensation and succession planning, and learning and development and our transactional HR solutions for payroll, tax, benefits, HRMS and employee self service. We are working to further leverage the synergies among our different products by developing a single, integrated product suite that will contain all of these elements. We believe that an integrated product suite will offer a cost effective way to automate performance and develop a strong internal pipeline of leaders beyond what can be achieved through bundling our products.

We were organized as a Delaware corporation in 1999. As of March 31, 2009, our enterprise subscriber base has grown to more than 3,500 companies who spend from $2,000 to more than $100,000 annually. We have achieved 32 consecutive quarters of revenue growth since April 2001. During the year ended March 31, 2009 we had operating cash outflows of $8.2. During the fiscal years ended March 31, 2008 and 2007, we achieved positive operating cash flows of $8.4 million and $3.1 million, respectively. During these periods, we have incurred operating losses, including $26.5 million for 2009, $12.3 million for 2008 and $8.3 million for 2007. As of March 31, 2009, we had an accumulated deficit of $66.5 million.

Strategic Initiatives

Fiscal 2009 was a transformation year for us and during the year we made significant progress towards our long-term vision. We started the year as the on-demand leader in compensation management and an emerging leader in on-demand talent management. Through internal investment and acquisitions, we ended the year as a provider of a full range of HR solutions. In a single purchase, our customers can now acquire HR data and point solution tools for compensation and competency management, strategic talent management solutions for performance management, compensation and succession planning, and learning and development and transactional HR solutions for Payroll, Tax, benefits, HRMS and employee self service. We believe this expansion of our offerings will increase our long-term success, especially as we continue to integrate the applications we obtained in the Genesys acquisition and work to integrate our solutions into a single product suite.

From a market perspective, we continue to believe that the on-demand HR categories are high growth markets. We believe that on-demand software and data are superior to legacy software and services offerings. Given the lower up-front cost and total cost of ownership, we believe that more companies will switch to on-demand HR solutions, and that we are leading the way with the broadest on-demand HR offering. We are committed to an operating philosophy that is focused on generating cash flow from operations without sacrificing future growth. In line with this philosophy:

•	Our sales and marketing team is focused on acquiring new customers profitably and cross-selling to existing customers;

•	We are continuing to invest in the core content and technology development initiatives that drive market leadership positions across our existing businesses; and

•	Our services teams remain staffed at levels that allow us to continue delivering best-in-class service to our customers.

Our pipeline of sales opportunities, both into new customers and existing customers, continues to expand with more products, more bundled sales, and larger transactions and our product line strategy focuses on product excellence to take and command category leadership positions. We are continuing to invest in extending our own products, and re-coding products we acquire, to ensure we remain a provider of integrated best of breed solutions. We believe that in today’s challenging economic environment, these strategic initiatives will help us continue to grow our business, gain market acceptance for our bundled products and achieve positive cash flow. Prior to September 2008, we pursued a strategy of significantly increasing our investment in sales and marketing and expanding our sales and marketing teams. As a result of the recent financial crisis in the credit markets and difficulties in the financial services sector and continuing geopolitical uncertainties, the direction and relative strength of the U.S. and global economy have become increasingly uncertain. This uncertainty has caused our current and potential customers to reduce spending on new IT and HR solutions such as ours, which in turn slowed our historical growth levels. This slowdown resulted in less of a return on our increased investment in sales and marketing than we expect would have entered in a more robust economy. In order to meet this changing economic environment, we have refocused our strategy away from expanding marketing and sales and towards reducing our expenses, leveraging our current infrastructure and providing solutions that integrate compensation management, talent management and HRMS/payroll into a single purchase of products that are more efficient for our customers. During fiscal 2009, we reduced our workforce by 16% which is expected to reduce our future annual operating expenses by approximately $10 million. We expect to continue to seek alternatives to reduce expenses and achieve positive cash flow, while still supporting our customers and products, although we expect that any reductions in expenses in fiscal 2010 will be more moderate as compared to fiscal 2009. We also believe that our investments over the past year in these sales and marketing initiatives created critical infrastructure, which we believe will serve as a basis for future growth and allow us to continue to attract new customers and provide high level products and support, without significant additional short-term investments.

We have made five acquisitions of businesses since our initial public offering in February 2007. Through these acquisitions we have been able to expand our product offerings and make significant progress towards our long term vision we describe above. The expansion of our product offerings has expanded our addressable market and significantly contributed to our growth in revenue and our business volumes. Although, we expect to slow the number business acquisitions, future and historical acquisitions remain a significant component to our growth strategy for fiscal 2010 as we continue to integrate these acquisitions and execute of our strategy of integrating our solutions into a single product suite.

By pursuing these strategic initiatives, we believe that we can continue to take and extend product and market leadership in the niche categories in which we compete while building a strong competitive position for our on-demand Total HR Suite.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the years ended March 31, 2009, 2008 and 2007, subscription revenues accounted for 93%, 91% and 89%, respectively, of our total revenues and for the years ended March 31, 2009, 2008 and 2007, advertising revenues accounted for 7%, 9% and 11%, respectively, of our total revenues. We expect our subscription revenues will continue to account for an increasing percentage of our revenues as we continue to focus on subscription-based compensation management, performance management and HRMS/payroll products.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, sales of payroll perpetual licenses, maintenance and hosting services including related implementation and consulting services, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of March 31, 2009, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new sales and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

Advertising revenues are comprised of revenues that we generate through agreements to display third party advertising on our website for a fixed period of time or fixed number of impressions. Advertising revenues are recognized as the advertising is displayed on the website.

Cost of Revenues and Operating Expenses

Cost of Revenues.    Cost of revenues consists primarily of costs for data acquisition and data development, fees paid to our network provider for the hosting and managing of our servers, related bandwidth costs, compensation costs for the support and implementation of our products, compensation costs related to our consulting and professional services business and amortization of capitalized software costs. Although we took significant expense-reducing measures in fiscal 2009, we continue to implement and support our new and existing products and expand our data sets and we expect that over the next few years cost of revenues will continue to increase as a percentage of revenue and on an absolute dollar basis. Over the longer term, we expect our cost of revenues to decrease as a percentage of revenue as our business grows and our new data products gain market acceptance.

Research and Development.    Research and development expenses consist primarily of compensation for our software and data application development personnel. We have historically focused our research and development efforts on improving and enhancing our existing on-demand software and data offerings as well as developing new features, functionality and products. We expect that our addition of HRMS/payroll solutions to our line of products will require us to focus additional research and development efforts on creating a single integrated product suite that encompasses all of our solutions. We expect that in the future, research and development expenses will increase on an absolute dollar basis as we upgrade and extend our service offerings and develop new technologies.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. The direct sales commissions for our subscription sales are capitalized at the time a subscription agreement is executed by a customer and we recognize the initial year sales commission expense ratably over one year. In the case of multi-year agreements, upon billing the customer for each additional year, we incur a subsequent sales commission and recognize the expense for such commission over the applicable year. Typically, a majority of the sales commission is recognized in the initial year of the subscription term. In fiscal 2009, we invested substantially in sales and marketing, which resulted in increased sales and marketing expenses. We do not expect to make similar expenditures in the near-term and, as a result, we expect that our sales and marketing expenses will decrease in the upcoming fiscal year.

General and Administrative.    General and administrative expenses consist of compensation expenses for executive, finance, accounting, human resources, administrative and management information systems personnel, professional fees and other corporate expenses, including rent and depreciation expense.

Results of Operations

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated.

	Year Ended March 31,
(in thousands)	2009	2008	2007
Total deferred revenue	$28,285	$22,033	$16,388
Net cash (used in) provided by operating activities	$(8,222)	$8,428	$3,067

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

Revenues.    Revenues for fiscal 2009 were $42.5 million, an increase of $8.0 million, or 23%, compared to revenues of $34.5 million for fiscal 2008. Subscription revenues were $39.6 million for fiscal 2009, an increase of $8.0 million, or 25%, compared to subscription revenues of $31.6 million for fiscal 2008. The growth in subscription revenues was due principally to an increase of $2.7 million in renewal revenues to existing subscription customers, an increase of $0.7 million in revenues to new subscription customers and an increase of $2.6 million in revenues from additional products sold to existing customers in fiscal 2009 compared to fiscal 2008. Our fiscal 2008 acquisitions of ITG, Schoonover, and ICR contributed $2.6 million to our revenue growth. Included in the growth of subscription revenues was the incremental revenue contribution of $2.9 million from acquisitions during fiscal year 2009. Also contributing to the increase in total revenues was the result of our hiring of additional sales personnel throughout the first half of the fiscal year who focused on retaining existing customers, adding new customers and selling additional products to existing customers. We expect our subscription revenues to continue to increase in fiscal 2010, although at a slower rate, as we continue to leverage off of the investments that we made in sales and marketing in the first half of fiscal 2009 and integrate and market the products that we obtained in our acquisition of Genesys. Advertising revenues were $2.8 million for fiscal 2009 compared to advertising revenues of $3.0 million for fiscal 2008. Total deferred revenue as of March 31, 2009 was $28.3 million, representing an increase of $6.3 million, or 29%, compared to total deferred revenue of $22.0 million as of March 31, 2008.

Cost of Revenues.    Cost of revenues for fiscal 2009 was $13.2 million, an increase of $5.0 million, or 61%, compared to cost of revenues of $8.2 million for fiscal 2008. The increase in cost of revenues was primarily due to a $1.2 million increase in payroll and benefit-related costs due to the addition of personnel to our compensation and professional service teams in fiscal 2009 compared to fiscal 2008, a $0.8 million increase in amortization of intangible assets primarily from acquired data acquisition costs, a $0.5 million increase in stock-based compensation expense, a $2.1 million increase of costs attributable to the recent acquisitions of Infobasis and Genesys, an increase of $0.2 million in outside technology costs, and an increase of $0.2 million in travel costs. As a percent of total revenues, cost of revenues increased to 31% in fiscal 2009 compared to 24% in fiscal 2008. The percentage increase was primarily the result of an increase in professional services personnel needed to support our changing business mix which now includes a more substantial consulting component and implementation services attributable to talent management and HRMS products.

Research and Development Expenses.    Research and development expenses for fiscal 2009 were $8.8 million, an increase of $3.9 million, or 80%, compared to research and development expenses of $4.9 million for fiscal 2008. The increase in research and development expenses was primarily due to a $0.9 million increase in payroll and related expenses due to the addition of research and development personnel during fiscal year 2009, $0.9 million increase in stock-based compensation expense, a $0.7 million increase in equipment expenses to support the increased headcount, an increase of $0.2 million in travel costs, an increase of $0.2 million rent and facility related costs, and an increase of $0.7 million of costs attributable to the recent acquisitions of Infobasis and Genesys. Research and development expenses increased to 21% of total revenues in fiscal 2009 compared to 14% of total revenues in fiscal 2008, primarily as a result of our hiring additional personnel throughout the first half of fiscal 2009 to support planned product introductions.

Sales and Marketing Expenses.    Sales and marketing expenses for fiscal 2009 were $26.1 million, an increase of $7.1 million, or 37%, compared to sales and marketing expenses of $19.0 million for fiscal 2008. The increase was primarily due to a $3.0 million increase in payroll and benefit related costs due to the addition of sales and marketing personnel through the first half of fiscal 2009, a $1.1 million increase in outside service costs primarily related to marketing consultants, a $0.9 million increase in marketing, advertising and trade show expenses, a $0.9 million increase in stock-based compensation expense, an increase of $0.8 million of costs attributable to the recent acquisitions of Infobasis and Genesys, and a $0.5 million increase in travel expenses. Sales and marketing expenses increased to 62% of total revenues in fiscal 2009 compared to 55% of total revenues in fiscal 2008. Because the increase in sales and marketing expenses was largely attributable to our significant investments in sales and marketing during the first half of fiscal 2009, we expect that these expenses will decrease as we realize the full benefits of the restructuring initiatives and expense reduction measures implemented as part of our strategic initiatives.

General and Administrative Expenses.    General and administrative expenses for fiscal 2009 were $15.7 million, an increase of $2.2 million, or 16%, compared to general and administrative expenses of $13.5 million for fiscal 2008. The increase in general and administrative expenses was primarily due to a $0.5 million increase in stock-based compensation expense, an increase of $0.5 million in directors fees, an increase of $0.5 million in general office expenses, an incremental $0.8 million of administrative expenses related to the current fiscal year acquisitions, an increase of $0.3 million in travel and seminar expenses, an increase of $0.3 million in outside service fees, an increase of $0.1 million of payroll and benefit related costs, and bad debt expense of $0.1 million. The increase in general and administrative expenses was somewhat offset by decreases in legal expenses of $0.6 million and accounting fees of $0.5 million. General and administrative expenses decreased to 37% of total revenues in fiscal 2009 compared to 39% of total revenue in fiscal 2008.

Restructuring Charges.    Restructuring charges for fiscal 2009 were $3.1 million as a result of the workforce reduction implemented and completed on January 7, 2009. These charges were comprised of $1.8 million in stock compensation charges associated with the accelerated vesting of unvested awards, $1.2 million in severance payments, and $0.1 million in various other costs.

Amortization of Intangible Assets.    Amortization of intangible assets for fiscal 2009 was $2.0 million, an increase of $0.9 million, compared to amortization of intangible assets of $1.1 million in fiscal 2008. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of ITG in August 2007, Schoonover Associates, Inc. in December 2007, InfoBasis in August 2008 and Genesys in December 2008.

Interest Income.    Interest income for fiscal 2009 was $0.5 million compared to $1.9 million in fiscal 2008. The decrease in interest income was due to a decrease in invested cash balances as well as a decrease in interest rates in fiscal 2009 compared to fiscal 2008.

Other Expense.    Other expense was $0.3 million in fiscal 2009 consisting primarily of franchise and other taxes of $0.1 million and interest expenses of $0.1 million due to borrowings against the our line of credit used to fund the acquisition of Genesys in December 2008.

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

Cost of Revenues.    Cost of revenues for fiscal 2008 was $8.2 million, an increase of $2.9 million, or 54%, compared to cost of revenues of $5.3 million for fiscal 2007. The increase in cost of revenues was primarily due to a $1.3 million increase in payroll and benefit-related costs due to the addition of 11 personnel during fiscal 2008 for our compensation and professional service teams, a $0.4 million increase in stock-based compensation expense, a $0.6 million increase of amortization of data acquisition costs and a $0.4 million increase in consulting and other product related costs. As a percent of total revenues, cost of revenues increased from 23% in fiscal 2007 to 24% in fiscal 2008. The increase was primarily the result of an increase in the number of professional service personnel in order to provide implementation services to our increasing number of customers.

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

General and Administrative Expenses.    General and administrative expenses for fiscal 2008 were $13.5 million, an increase of $4.6 million, or 51%, compared to general and administrative expenses of $8.9 million for fiscal 2007. The increase in general and administrative expenses was primarily due to a $1.5 million increase in payroll and benefit related costs due to the addition of 7 general and administrative personnel during fiscal year 2008, a $1.1 million increase in accounting expenses related primarily to our Sarbanes-Oxley compliance program, a $0.8 million increase in legal expenses related to the litigation and settlement of the related cases during fiscal year 2008, a $0.7 million increase in recruiting expenses and a $0.2 million increase in insurance expenses. General and administrative expenses were 39% of net total revenues in both fiscal 2008 and fiscal 2007.

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

Acquisition of Businesses

Genesys Software Systems, Inc.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys, a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, we paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common stock into options to purchase approximately 519,492 shares of our common stock. In addition, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2,000,000 which would be paid in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. The purchase price to be allocated for financial accounting purposes was approximately $7.4 million, which includes $1.1 million of options to purchase our common stock and approximately $1.9 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed in accordance with SFAS 141. We preliminarily allocated $2.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products and services offered by Genesys will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 17, 2008.

We have allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Assets acquired, primarily accounts receivable, excluding $1.5 million of cash acquired	$5,299
Assumed liabilities	(7,154)

Net liabilities acquired	(1,855)

Non-compete agreement (amortization period 5 years)	60
Customer relationships (amortization period 7 years)	2,400
Developed technology (amortization period 7 years)	4,000
Trade name (amortization period 5 years)	750
Goodwill (not deductible for tax purposes)	2,077

Total purchase price	$7,432

InfoBasis Ltd.

On August 21, 2008, we acquired the share capital of InfoBasis. InfoBasis, located in the United Kingdom, is a provider of competency-based learning and development software. Under the terms of the agreement, we paid the former owners of InfoBasis $5.2 million in cash of which $0.5 million of the cash paid to be held in escrow and will be released on or before August 21, 2009. The escrow fund will be available to compensate us for any losses that we may incur as a result of any breach of the representations or warranties by the former owners of InfoBasis contained in the purchase agreement, and certain liabilities arising out of the ownership or operation of InfoBasis prior to the acquisition. The former employee owners of InfoBasis will also be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve-month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for five years, allocated proportionately amongst the employee owners. The total cash paid for the acquisition was approximately $5.4 million, which includes approximately $0.2 million of direct acquisition costs plus approximately $1.3 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed in accordance with SFAS 141. We preliminarily allocated $3.3 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products and services offered by InfoBasis will be complementary to our existing competency business and on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since August 22, 2008.

We have allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount
Assets acquired, primarily accounts receivable	$304
Assumed liabilities	(1,572)

Net liabilities acquired	(1,268)

Non-compete agreement (amortization period 5 years)	261
Customer relationships (amortization period 7 years)	2,090
Developed technology (amortization period 5 years)	1,399
Trade name	727
Direct acquisition costs	167
Goodwill (not deductible for tax purposes)	3,272
Deferred tax liability	(1,263)

Total purchase price	$5,385

Schoonover Associates

On December 21, 2007, we acquired the assets of Schoonover Associates, Inc. (Schoonover). Schoonover was a provider of competency management data and consulting services with over 20 years of experience helping clients maximize their human capital. Under the terms of the agreement, we paid the owner of Schoonover $4.4 million in cash of which $0.4 million reflects payments made by us in connection with a pre-existing license agreement by and between the parties. Schoonover will also be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years beginning on April 1, 2008. The additional consideration, if earned, consists of cash payments of a maximum of $100,000 per year for 5 years and 112,646 shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period. Under the terms of the agreement, the number of shares issued was calculated as the $1.5 million of additional consideration divided by the average of the closing bid prices of our common stock as reported on the NASDAQ Global Market over the last ten trading days prior to the closing of the agreement. The total cost of the acquisition was approximately $4.4 million and as of March 31, 2009, $100,000 of additional consideration has been earned and recorded as compensation expense. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $2.6 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products and services offered by Schoonover will be complementary to our existing competency business and on-demand software suites. The results of operations include the impact of this acquisition since December 21, 2007.

ITG Competency Group

On August 3, 2007, we acquired the assets of ITG Competency Group, LLC (ITG). ITG was a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, we paid the owner of ITG $1.8 million in cash and shares of our common stock valued at $500,000. ITG received an additional $0.25 million in April 2008 and was also eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of March 31, 2009, approximately $1.0 million of the additional consideration had been earned and recorded as goodwill. The total cost of the acquisition was approximately $3.0 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $1.4 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition and the value of the contingent consideration earned as of March 31, 2009. Goodwill from the acquisition resulted from our belief that the products developed by ITG will be complementary to our on-demand software suites. The results of operations include the impact of this acquisition since August 3, 2007.

ICR

On May 15, 2007, we acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd. (collectively, ICR), a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, we paid $10.3 million to the owners of ICR The total cost of the acquisition, including legal fees of $20,000, was approximately $10.3 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $5.8 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products developed by ICR will be complementary to our on-demand software suites. Our results of operations include the impact of this acquisition since May 15, 2007.

eComp Data Services

On April 3, 2006, we acquired certain assets of the eComp Data Services Division (eComp) from Aon Consulting, Inc., a global human capital consulting firm located in New York City. eComp Data Services is a leading provider of executive compensation data. The assets acquired included the eComp database and certain software and proprietary assets, including all intellectual property rights. Pursuant to the terms of the agreement, we paid $585,000. Included in the acquisition was an additional $75,000 paid by us to a former principal of eComp for a non-compete agreement. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $266,000 of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. The results of operations include the impact of this acquisition since April 3, 2006.

Liquidity and Capital Resources

At March 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $21.1 million and accounts receivable, net of allowance for doubtful accounts of $6.0 million compared to cash and cash equivalents of $37.7 million and accounts receivable, net of allowance for doubtful accounts of $4.7 million at March 31, 2008. Our working capital as of March 31, 2009 was a negative $11.6 million compared to working capital of $16.0 million as of March 31, 2008. The reduction in our working capital was primarily due to cash outflows related to our acquisition of InfoBasis which was funded by $5.4 million of our working capital, our acquisition of Genesys which was funded by $7.1 million borrowed against our revolving credit facility and current year capital expenditures of $2.6 million including data and other intangible assets. During fiscal 2009, we borrowed against our revolving credit facility and, as of March 31, 2009, we had an outstanding balance of $8.1 million against our line.

Cash used in operating activities for the fiscal year ended March 31, 2009 was $8.2 million. This amount resulted from a net loss of $26.5 million, adjusted for net non-cash charges of $15.2 million and a $2.7 million net increase in working capital accounts. Non-cash items primarily consisted of $9.8 million of stock-based compensation, $3.6 million of amortization of intangible assets and $1.4 million of depreciation and amortization of property, equipment and software. The net increase in working capital of $2.7 million was primarily comprised of increases in deferred revenue of $3.9 million, partially offset by a decrease in accounts payable of $1.0 million and accrued expenses and other current liabilities of $0.4 million. The increase in deferred revenue is primarily the result of our fiscal 2009 acquisitions in addition to increased invoicing less revenue recognition from our subscription customers for fiscal year ended March 31, 2009. The growth in the invoicing was primarily due to increased subscription renewals and increased sales to existing customers. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months. The decreases in accounts payable, accrued expenses and other current liabilities are due primarily to the timing of payments to vendors.

Cash used in investing activities was $23.7 million and consisted primarily of $12.7 million paid for our acquisitions of Genesys and InfoBasis in fiscal 2009, $7.9 million of funds obtained from payroll customers to be used in satisfying related obligations, $2.1 million paid for purchases of property and equipment for new offices, network infrastructure and computer equipment to support our growth in employee headcount and off-shore efforts, $0.5 million paid for purchases of other intangible assets primarily consisting of domain names, and an increase in restricted cash of $0.4 million. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash provided by financing activities was $15.3 million, which consisted primarily of borrowings of $8.1 million against our line of credit primarily used to fund the acquisition of Genesys in December 2008, $7.9 million related to increases in payroll customer related obligations and $0.2 million received from the issuance of common stock related to the employee stock purchase plan, offset by $0.4 million of repurchases of common stock and a $0.2 million repayment of a note payable from a vendor.

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

On August 3, 2007, we acquired the assets of ITG. Under the terms of the agreement, the owners of ITG are eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration will be paid 75% in cash and 25% in common stock. As of March 31, 2009, all $1.0 million of the additional consideration has been earned, of which approximately $0.5 million was earned in fiscal 2009 and recorded as additional goodwill. The additional consideration was paid in October 2008.

On December 21, 2007, we acquired the assets of Schoonover. Schoonover will be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and 112,646 newly issued shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period. As of March 31, 2009, $100,000 of the additional consideration has been earned.

On June 27, 2007, we entered into a master equipment lease agreement (Leaseline #1) with a maximum commitment of $300,000. The lease term began on September 1, 2007 and runs for a term of 36 months. On August 13, 2007, we increased the maximum commitment of Leaseline #1 to $600,000. As of March 31, 2009, we had leased approximately $381,000 of equipment under the terms of Leaseline #1. On September 13, 2007, we entered into an additional lease commitment (Leaseline #2) with the same lender with a maximum commitment of $350,000. On December 4, 2007, we increased the maximum commitment of Leaseline #2 to $400,000. The lease term began on January 1, 2008 and runs for a term of 36 months. As of March 31, 2009, we had leased approximately $391,000 of equipment under the terms of Leaseline #2. On January 17, 2008, we entered into a third lease commitment (Leaseline #3) with the same lender with a maximum commitment of $350,000. The lease term began on April 1, 2008 and runs for a term of 36 months. As of March 31, 2009, we had leased approximately $250,000 of equipment under the terms of Leaseline #3. On April 17, 2008, we entered into an additional lease commitment (Leaseline #4) with a maximum commitment of $350,000. The lease term begins on July 1, 2008 and runs for a term of 36 months. As of March 31, 2009, we had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, we entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. As of March 31, 2009, we had not leased any equipment under the terms of this leaseline. In addition, we have approximately $1.1 million, in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of our master lease agreements.

In June 2008, we entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. We will make quarterly payments of approximately $64,000 for a term of 36 months.

On August 8, 2008, we entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, we entered into a second modification of our credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, we entered into a third modification of our credit facility to extend the term of this credit facility two years to October 8, 2010 and increased the line of credit from $5,000,000 to $10,000,000. On March 16, 2009, we entered into a fourth modification of our agreement, which added Genesys as a guarantor to our obligations under the credit facility. As of March 31, 2009, there was $8.1 million outstanding under the credit facility. On April 27, 2009, we paid all of the outstanding amounts due under our credit facility.

On June 29, 2009, we entered into a Fifth Loan Modification Agreement with Silicon Valley Bank. The agreement modifies our existing credit facility with Silicon Valley Bank to, among other things:

•

Increase the interest rate payable by us on advances from our revolving line of credit, so that our borrowings bear interest at the greater of the bank’s prime rate and 4% or, if our unrestricted cash balance falls below $20 million, at the bank’s prime rate plus 0.5%;

•	Increase the fee payable on the unused portion of our revolving line of credit to 0.5%;

•	Amend certain financial covenants to be based upon our adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) rather than our domestic invoices; and

•	Increasing the amount of stock we can repurchase under our repurchase plans to $2.25 million.

Up to $10 million is available under this credit facility and the facility is collateralized by substantially all of our assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The modification agreement contains financial covenants that require us to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If our unrestricted cash falls below $20 million, then the amount we could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, we are required to maintain unrestricted cash plus borrowing availability of at least $15 million and meet adjusted EBITDA targets for trailing three-month periods on a monthly basis.

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

On December 15, 2008, the Board of Directors authorized the repurchase by us of up to $2.5 million of our common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, our Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. As of March 31, 2009, 193,824 shares with a total value of approximately $375,000 have been repurchased by us pursuant to this repurchase program.

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

On January 7, 2009, we implemented and completed a workforce reduction of approximately 100 employees, representing approximately 16% of the our workforce. We implemented this workforce reduction in response to the current and anticipated macro-economic uncertainties. As a result of the workforce reduction, we recorded restructuring charges of approximately $3.1 million. These charges were comprised of $1.8 million in stock compensation charges associated with the accelerated vesting of unvested awards, $1.2 million in severance payments, and $0.1 million in various other costs. We expect the reduction in workforce to yield approximately $10 million in pre-tax annual cost savings.

In February 2009, we entered into a new office lease for our wholly foreign owned enterprise in Montego Bay, Jamaica. The lease is for approximately 511 square meters and has an initial term of two years, commencing in November 2008. We can extend the lease for an additional year at the end of the initial term.

Given our current cash and accounts receivable, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least the next 12 months. However, we may need to raise additional funds in the future in the event that we pursue acquisitions or investments in complementary businesses or technologies or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. In the event that additional financing is required, we may not be able to obtain it on acceptable terms or at all.

During the last four fiscal years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance-Sheet Arrangements

Under generally accepted accounting principles in the United States (GAAP), certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. The following table discloses our contractual payment obligations as of March 31, 2009. As of March 31, 2009, we did not have any material purchase obligations, capital leases, or other material long-term commitments reflected on our balance sheet.

The following table summarizes our contractual cash obligations at March 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$5,752	$2,176	$2,866	$710	$—
Revolving credit facility	8,125	8,125	—	—	—
Contractual commitments	1,137	1,041	96	—	—

Total	$15,014	$11,342	$2,962	$710	$—

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, issued by the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, in May 2003, and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” or SOP No. 97-2, we define all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, recognize all associated revenue over the subscription period, which is typically one to five years in length. In the event professional services relating to implementation are required, we generally do not recognize revenue until such implementation is complete. In applying the guidance in EITF 00-21 and SOP 97-2, we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. We therefore account for our subscription arrangements and our related service fees as a single unit. Additionally, we license software under non-cancelable license agreements and provide services including implementation, consulting, training services and postcontract customer support (PCS). On certain software license arrangements, we have established vendor-specific objective evidence (VSOE) for postcontract customer support, using the substantive renewal rate method. For arrangements for which we have established VSOE, we allocate revenue using VSOE for the postcontract customer support (PCS) and the residual method for the other elements and accounts for other elements as a single unit of accounting. The revenue related to the postcontract customer support for which we have established VSOE is recognized ratably from the delivery date of the license through the contract period. If we are not able to establish VSOE on postcontract customer support, and postcontract customer support is the only undelivered element, then all revenue from the arrangement is recognized ratably over the contract period. However, if VSOE is not established but PCS has been delivered, then all revenue from the arrangement is recognized ratably over the contract period once the last element is delivered.

Income Taxes.    We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of March 31, 2009, we have a valuation allowance of $16.8 million against our deferred tax assets.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before being recognized as a benefit in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously unrecognized tax benefits and did not have an effect on our financial position or results of operations as we had a full valuation allowance against its deferred tax assets.

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

We have historically estimated our expected volatility based on that of our publicly traded peer companies as we determined that we did not have adequate historical data from our traded share price. Until February 2007, we were a private company and therefore lack sufficient company-specific historical and implied volatility information. The Company did not grant any new stock options during the fiscal year ended March 31, 2009; however, previously granted stock option awards were modified in connection with our workforce reduction on January 7, 2009. The modification of the awards consisted of acceleration of the respective awards’ vesting schedule. For the modified awards issued during the year ended March 31, 2009, the Company determined it has adequate historical data from our traded share price; as such expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price.

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

We recognized stock-based compensation pursuant to SFAS 123R in the amount of $9.8 million, $5.1 million and $4.4 million for fiscal years ended March 31, 2009, 2008 and 2007, respectively. As of March 31, 2009, we had $12.7 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. SFAS 141(R) is effective for us beginning April 1, 2009. We will evaluate the impact of SFAS 141(R) on its consolidated financial statements in the event future business combinations are consummated.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity, which expects to widely distribute its financial statements to its shareholders and other users, to evaluate subsequent events through the issuance date of the respective financial statements. In addition, SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). The Statement prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. These disclosures include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect the adoption of SFAS 165 to have any material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP FAS 141(R)-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria, in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. The FSP also amends the subsequent measurement and accounting guidance, and disclosure requirements in Statement 141R. No subsequent accounting guidance is provided in the FSP, and the Board expects an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will evaluate the impact of FSP 141 (R)-1 on its consolidated financial statements in the event future business combinations are consummated.

In April 2008, the FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have any material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are in the process of determining what effect, if any; the adoption of FSP SFAS 157-2 will have on our consolidated financial statements.

In October 2008, the FASB issued FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value. We are in the process of determining what effect, if any; the adoption of FSP SFAS 157-3 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We are in the process of determining what effect, if any; the adoption of FSP SFAS 157-4 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are in the process of determining what effect, if any; the adoption of FSP SFAS 107-1 will have on our consolidated financial statements.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We have determined that the implementation of FSP EITF 03-6-1 will result in the restricted stock outstanding that is related to the early exercise of stock options being included in the computation of EPS. As of March 31, 2009, we had 683,341 shares of restricted stock outstanding related to the early exercise of stock options that would have been included in the computation of EPS. If FSP EITF 03-6-1 was effective for the three and twelve months ended March 31, 2009, EPS would have been $(0.53) and $(1.66), respectively.

On November 24, 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. The useful life of the asset should be determined as the period over which the reporting entity expects a defensive asset to contribute directly or indirectly to the entity’s future cash flows, in accordance with paragraph 11 of FASB Statement No. 142, Goodwill and Other Intangible Assets. The scope of the issue excludes acquired in-process research and development assets. EITF 08-7 is effective for defensive assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. Early application is not permitted. The Company is in the process of determining what effect, if any, the adoption of EITF 08-7 will have on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.    Substantially all sales to customers and arrangements with vendors provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our consolidated revenues and operational expenses consist of international revenues and operational expenses which are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those revenues and operating costs. For the fiscal years ended March 31, 2009, the Company incurred foreign exchange losses of $0.2 million. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

Interest Rate Sensitivity.    Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and debt obligations, we believe that there is no material risk of exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F-1 through F-30 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Employee Separation Agreements

As previously reported on a Form 8-K filed on May 14, 2008, Christopher Power’s employment with us was terminated. Mr. Power had served as our Chief Financial Officer. In connection with Mr. Power’s separation, we entered into a Separation Agreement and Release with Mr. Power effective January 21, 2009. Under the agreement, on March 31, 2009, we paid Mr. Power a lump sum severance payment of $150,000 in cash. The foregoing summary of Mr. Power’s severance benefits is qualified in its entirety by reference to the full text of the Separation Agreement and Release effective January 21, 2009, a copy of which is filed as Exhibit 10.20 to this Annual Report on Form 10-K.

As previously reported on a Form 8-K filed on June 2, 2009, Meredith Hanrahan’s employment with us was terminated. Ms. Hanrahan had served as our Senior Vice President and Chief Marketing Officer. In connection with Ms. Hanrahan’s separation, we entered into a Separation Agreement and Release with Ms. Hanrahan effective June 4, 2009. Under the agreement, Ms. Hanrahan will receive 12 weeks of base salary in severance benefits which will be paid in equal semi-monthly installments of approximately $8,000. In addition, we accelerated the vesting on approximately 7,500 shares of restricted common stock and approximately 23,000 stock options held by Ms. Hanrahan. The foregoing summary of Ms. Hanrahan’s severance benefits is qualified in its entirety by reference to the full text of the Separation Agreement and Release effective June 4, 2009, a copy of which is filed as Exhibit 10.9 to this Annual Report on Form 10-K.

Revolving Credit Facility Amendment

On March 16, 2009, we entered into a Fourth Loan Modification Agreement with Silicon Valley Bank, which added Genesys as a guarantor to our obligations under the credit facility.

On June 29, 2009, we entered into a Fifth Loan Modification Agreement with Silicon Valley Bank. The agreement modifies our existing credit facility with Silicon Valley Bank to, among other things:

•

Increase the interest rate payable by us on advances from our revolving line of credit, so that our borrowings bear interest at the greater of the bank’s prime rate and 4% or, if our unrestricted cash balance falls below $20 million, at the bank’s prime rate plus 0.5%;

•	Increase the fee payable on the unused portion of our revolving line of credit to 0.5%;

•	Amend certain financial covenants to be based upon our adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) rather than our domestic invoices; and

•	Increasing the amount of stock we can repurchase under our repurchase plans to $2.25 million.

Up to $10 million is available under this credit facility and the facility is collateralized by substantially all of our assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The modification agreement contains financial covenants that require us to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If our unrestricted cash falls below $20 million, then the amount we could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, we are required to maintain unrestricted cash plus borrowing availability of at least $15 million and meet adjusted EBITDA targets for trailing three-month periods on a monthly basis.

There are no outstanding borrowings under this credit facility. Silicon Valley Bank and/or its affiliates have provided and may continue to provide commercial banking, investment management and other services to us, our affiliates and our employees, for which they receive customary fees and commissions.

The foregoing description of the Fifth Loan Modification Agreement is qualified in its entirety by reference to the Fifth Loan Modification Agreement, a copy of which is attached hereto as Exhibit 10.8.5 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2009.

SALARY.COM, INC.

By:	/S/ G. KENT PLUNKETT
G. Kent Plunkett
Chairman of the Board, President and Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints G. Kent Plunkett and Bryce Chicoyne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution in each of them, for him and in his name, place, and stead, and in any and all capacities, to sign this Annual Report on Form 10-K of Salary.com, Inc. and any amendments thereto, and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. KENT PLUNKETT G. Kent Plunkett	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 29, 2009

/s/ BRYCE CHICOYNE Bryce Chicoyne	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	June 29, 2009

/s/ YONG ZHANG Yong Zhang	Executive Vice President, Chief Operating Officer and Director	June 29, 2009

/s/ PAUL R. DAOUST Paul R. Daoust	Director	June 29, 2009

/s/ JOHN F. GREGG John F. Gregg	Director	June 29, 2009

/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	June 29, 2009

Signature	Title	Date

/s/ JOHN R. SUMSER John R. Sumser	Director	June 29, 2009

/s/ TERRY TEMESCU Terry Temescu	Director	June 29, 2009

/s/ ROBERT A. TREVISANI Robert A. Trevisani	Director	June 29, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement dated as of May 15, 2007 by and among Salary.com, Inc., ICR Limited, L.C., Joseph Duggan and Roger Sturtevant, Jr. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated May 15, 2007, SEC File No. 001-33312).

2.2	Share Purchase Agreement dated as of May 15, 2007, by and among Salary.com, Inc., John Cunnell and Valerie Cunnell (incorporated by reference to Exhibit 2.2 filed with the Company’s Current Report on Form 8-K dated May 15, 2007, SEC File No. 001-33312).

2.3	Asset Purchase Agreement dated as of July 31, 2007 by and among Salary.com, Inc., ITG Competency Group, LLC and Douglas Crisman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2007, SEC File No. 001-33312).

2.4	Asset Purchase Agreement, dated as of December 21, 2007, by and among Salary.com, Inc., Stephen C. Schoonover, Schoonover Associates, Inc. and Helen Schoonover (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 28, 2007, SEC File No. 001-33312).

2.5	Agreement and Plan of Merger, dated as of December 9, 2008, by and among Salary.com, Inc., Genesys Software Systems, Inc., Cobalt Acquisition Corp. and Lawrence J. Munini (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 10, 2008, SEC File No. 001-33312).

2.6	Share Purchase Agreement, dated as of August 21, 2008, by and among Salary.com, Inc., the Principals, Oxford and the Additional Shareholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008, SEC File No. 001-33312).

3.1	Amended and Restated Certificate of Incorporation of the Registrant Agreement (incorporated by reference to Exhibit 3.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

3.2	Form of Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Salary.com, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form 8-A, filed November 20, 2008, SEC File No. 001-33312).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

4.2	Shareholder Rights Agreement, dated as of November 14, 2008, by and between Salary.com, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form 8-A, filed November 20, 2008, SEC File No. 001-33312).

Exhibit Number	Description
10.1	Second Amended and Restated 2000 Stock Option Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.1.1	2000 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.2	First Amended and Restated 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.2.1	2004 Stock Option and Incentive Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).*

10.3	2007 Stock Option and Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement, filed July 29, 2008, SEC File No. 001-33312). *

10.3.1	2007 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.3.2	2007 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3.2 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.3.3	2007 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Non-Employee Agreement (incorporated by reference to Exhibit 10.3.3 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.3.4	2007 Stock Option and Incentive Plan, Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.3.4 filed with the Company’s Annual Report on Form 10-K filed June 13, 2008, SEC File No. 001-33312). *

10.4	2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.5	Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.5.1	Amendment to Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.5.1 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated December 21, 2006, Registration No. 333-138646).

10.6	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.8	Loan and Security Agreement (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

Exhibit Number	Description
10.8.1	First Loan Modification Agreement, dated as of August 8, 2008, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008, SEC File No. 001-33312).*

10.8.2	Second Loan Modification Agreement, dated as of September 17, 2008, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2008, SEC File No. 001-33312).*

10.8.3	Third Loan Modification Agreement, dated as of October 8, 2008, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2008, SEC File No. 001-33312).*

10.8.4	Fourth Loan Modification Agreement, dated as of March 16, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (filed herewith).*

10.8.5	Fifth Loan Modification Agreement, dated as of June 29, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (filed herewith).*

10.9	Separation Agreement and Release, dated as of May 26, 2009, by and between Salary.com, Inc. and Meredith Hanrahan (filed herewith).*

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

10.11	Form of Employment Agreement with G. Kent Plunkett (incorporated by reference to Exhibit 10.13 filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, dated February 9, 2007, Registration No. 333-138646).*

10.11.1	Salary.com, Inc. Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between Salary.com, Inc. and G. Kent Plunkett (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2009, SEC File No. 001-33312).*

10.12	Letter Agreement Re: Employment and Compensation with Kenneth S. Goldman (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).*

10.13	Salary.com, Inc. Employment offer letter dated as of December 12, 2007, by and between Salary.com and Chris G. Power (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2008, SEC File No. 001-33312).*

10.14	Separation Agreement and Release, dated as of January 8, 2008, by and between Salary.com, Inc. and Kenneth S. Goldman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2007, SEC File No. 001-33312).*

10.15	Salary.com, Inc. Employment offer letter dated as of April 2, 2008, by and between Salary.com and Bryce Chicoyne (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, SEC File No. 001-33312).*

10.15.1	Salary.com, Inc. Amendment to Employment offer letter dated as of December 31, 2008, by and between Salary.com, Inc. and Bryce Chicoyne (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2009, SEC File No. 001-33312).*

10.16	Separation Agreement and Release, dated as of January 7, 2009, by and between Salary.com, Inc. and Christopher Fusco (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2009, SEC File No. 001-33312).*

Exhibit Number	Description

10.17	Lease Contract, dated as of October 24, 2008, by and between SDC China Limited and Shanghai Zhangjiang Microelectronics Port Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2008, SEC File No. 001-33312).*

10.19	Separation Agreement and Release, dated as of April 7, 2009, by and between Salary.com, Inc. and William H. Coleman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2009, SEC File No. 001-33312).*

10.20	Separation Agreement and Release, dated as of December 19, 2008, by and between Salary.com, Inc. and Christopher Power (filed herewith).*

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Grant Thornton LLP (filed herewith).

24.1	Power of Attorney (filed herewith as part of the signature page hereto).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Compensatory plan or arrangement applicable to management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Salary.com, Inc.

We have audited the accompanying consolidated balance sheets of Salary.com, Inc. and subsidiaries (a Delaware corporation) (collectively the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salary.com, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Boston, Massachusetts

June 29, 2009

SALARY.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$21,085	$37,727
Accounts receivable, less allowance for doubtful accounts of $170 and $247, at March 31, 2009 and March 31, 2008, respectively	6,040	4,734
Prepaid expenses and other current assets	1,558	1,922

Total currents assets before funds held for clients	28,683	44,383
Funds held for clients	12,964	—

Total current assets	41,647	44,383

Property, equipment and software, net	3,025	1,566
Amortizable intangible assets, net	16,112	9,082
Other intangible assets	1,504	460
Goodwill	14,734	9,549
Restricted cash	1,125	739
Other assets	554	430

Total assets	$78,701	$66,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,379	$1,961
Accrued compensation	963	2,720
Accrued expenses and other current liabilities	3,300	3,146
Revolving credit facility	8,125	—
Deferred revenue, current portion	26,556	20,523

Total current liabilities before client funds obligations	40,323	28,350
Client funds obligations	12,964	—

Total current liabilities	53,287	28,350

Deferred revenue, less current portion	1,729	1,510
Other long-term liabilities	1,742	181

Total liabilities	56,758	30,041

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,104,454 and 14,452,999 issued and outstanding at March 31, 2009 and 2008	2	1
Additional paid-in capital	89,372	76,166
Accumulated deficit	(66,452)	(39,994)
Accumulated other comprehensive loss	(979)	(5)

Total stockholders’ equity	21,943	36,168

Total liabilities and stockholders’ equity	$78,701	$66,209

The accompanying notes are an integral part of the consolidated financial statements.

SALARY.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended March 31,
	2009	2008	2007
Revenues:
Subscription	$39,630	$31,552	$20,503
Advertising	2,825	2,955	2,531

Total revenues	42,455	34,507	23,034
Cost of revenues	13,157	8,229	5,334

Gross profit	29,298	26,278	17,700

Operating expenses:
Research and development	8,846	4,941	4,116
Sales and marketing	26,139	18,963	12,792
General and administrative	15,723	13,499	8,922
Amortization of intangible assets	1,988	1,126	126
Restructuring charges	3,081	—	—

Total operating expenses	55,777	38,529	25,956

Loss from operations	(26,479)	(12,251)	(8,256)
Other income (expense):
Interest income	537	1,906	298
Other expense, net	(308)	(48)	(124)

Total other income	229	1,858	174

Loss before provision for income taxes	(26,250)	(10,393)	(8,082)
Provision for income taxes	208	205	—

Net loss	(26,458)	(10,598)	(8,082)
Accretion of preferred stock	—	—	(471)

Net loss attributable to common stockholders	$(26,458)	$(10,598)	$(8,553)

Net loss attributable to common stockholders per share—basic and diluted	$(1.73)	$(0.77)	$(1.42)

Weighted average shares outstanding—basic and diluted	15,297	13,792	6,024

The accompanying notes are an integral part of the consolidated financial statements.

SALARY.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at March 31, 2006	4,658,312	$—	$3,209	4,480	$(1)	$(279)	$(20,843)	$—	$(17,914)
Issuance of common stock for warrant and options exercises and bonuses	100,929	—	277	—	—	—	—	—	277
Vesting of early exercise stock options	1,554,020	—	497	—	—	—	—	—	497
Subscription receivable	—	—	—	—	—	279	—	—	279
Initial public offering, net of offering costs	5,248,200	1	48,023	—	—	—	—	—	48,024
Conversion of preferred stock	1,758,599	—	11,009	—	—	—	—	—	11,009
Accretion of preferred stock to redemption value	—	—	—	—	—	—	(471)		(471)
Retirement of treasury stock	(4,480)	—	(1)	(4,480)	1	—	—	—	—
Stock-based compensation expense	—	—	4,365	—	—	—	—	—	4,365
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(8,082)	—	(8,082)

Comprehensive loss									(8,083)

Balance at March 31, 2007	13,315,580	1	67,379	—	—	—	(29,396)	(1)	37,983
Issuance of common stock for warrant and options exercises	202,144	—	409	—	—	—	—	—	409
Vesting of early exercise stock options	444,140	—	252	—	—	—	—	—	252
Vesting of restricted stock awards	164,571	—	—	—	—	—	—	—	—
Issuance of common stock for bonuses	147,451	—	1,899	—	—	—	—	—	1,899
Issuance of common stock for business acquisitions	151,211	—	773	—	—	—	—	—	773
Issuance of common stock for legal settlement	18,000	—	225	—	—	—	—	—	225
Issuance of common stock for employee stock purchase plan	9,902	—	100	—	—	—	—	—	100
Stock-based compensation expense	—	—	5,129	—	—	—	—	—	5,129
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	(10,598)		(10,598)

Comprehensive loss									(10,602)

Balance at March 31, 2008	14,452,999	1	76,166	—	—	—	(39,994)	(5)	36,168
Issuance of common stock for warrant and options exercises	108,019	—	24	—	—	—	—	—	24
Vesting of early exercise stock options	386,901	—	174	—	—	—	—	—	174
Vesting of restricted stock awards	739,890	1	(327)	—	—	—	—	—	(326)
Issuance of common stock for consulting fees	52,521	—	250	—	—	—	—	—	250
Issuance of common stock for business acquisitions	73,154	—	234	—	—	—	—	—	234
Issuance of common stock for bonuses and incentive awards	373,734	—	1,725	—	—	—	—	—	1,725
Issuance of common stock for Board of Director fees	67,312	—	278	—	—	—	—	—	278
Issuance of common stock for employee stock purchase plan	43,748	—	197						197
Repurchase and retirement of common stock	(193,824)	—	(375)	—	—	—	—	—	(375)
Severance payments settled in common stock	—	—	154	—	—	—	—	—	154
Options assumed as part of acquisition	—	—	1,110	—	—	—	—	—	1,110
Stock-based compensation expense	—	—	9,762	—	—	—	—	—	9,762
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	—	—	(974)	(974)
Net loss	—	—	—	—	—	—	(26,458)	—	(26,458)

Comprehensive loss									(27,432)

Balance at March 31, 2009	16,104,454	$2	$89,372	—	$—	$—	$(66,452)	$(979)	$21,943

The accompanying notes are an integral part of the consolidated financial statements.

SALARY.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(26,458)	$(10,598)	$(8,082)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and software	1,411	972	842
Amortization of intangible assets	3,622	1,814	133
Stock-based compensation	9,762	5,129	4,365
Legal settlement paid in common stock	—	237	—
Board of Directors fees paid in common stock	278	—	—
Consulting fees paid in common stock	250	—	—
(Reduction in) provision for doubtful accounts	(117)	67	13
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	84	(203)	(477)
Prepaid expenses and other current assets	479	311	(1,135)
Other assets	(487)	(73)	73
Increase (decrease) in:
Accounts payable	(1,002)	1,354	318
Accrued expense and other current liabilities	(56)	3,760	1,298
Other long-term liabilities	(20)	181	—
Deferred revenue	3,851	5,477	5,719
Deferred tax liabilities	181	—	—

Net cash (used in) provided by operating activities	(8,222)	8,428	3,067

Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	(12,693)	(16,366)	(660)
Cash paid for acquisition of data	(23)	(2,369)	(1,500)
Cash paid for other intangible assets	(484)	(36)	(43)
Increase in restricted cash	(386)	(739)
Purchases of property, equipment and software	(2,058)	(252)	(1,301)
Capitalization of software development costs	(153)	(390)	(269)
Net increase in assets held to satisfy client funds obligations	(7,890)	—	—

Net cash used in investing activities	(23,687)	(20,152)	(3,773)

Cash flows from financing activities:
Proceeds from revolving credit facility	8,125	—	—
Proceeds from initial public offering, net of stock issuance costs	—	—	48,023
Repayments of revolving line of credit, related party	—	—	(800)
Repayments of notes payable	(193)	—	—
Proceeds from exercise of common stock options and warrants	221	500	27
Repurchase of unvested exercised stock options	(56)	(61)	(36)
Repurchase and retirement of common and restricted stock	(702)	—	—
Proceeds from subscription payable	—	—	416
Proceeds from subscription receivable	—	—	279
Proceeds from revolving line of credit and term loan	—	—	7,400
Repayments of borrowings under line of credit and term loan	—	—	(7,400)
Net increase in client funds obligations	7,890	—	—

Net cash provided by financing activities	15,285	439	47,909

Effect of exchange rate changes on cash and cash equivalents	(18)	(4)	(1)

Net (decrease) increase in cash and cash equivalents	(16,642)	(11,289)	47,202
Cash and cash equivalents, beginning of year	37,727	49,016	1,814

Cash and cash equivalents, end of year	$21,085	$37,727	$49,016

The accompanying notes are an integral part of the consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Salary.com, Inc. (the “Company”) is a leading provider of on-demand human resource management systems (“HRMS”)/payroll, compensation, performance management and competency management solutions in the human capital software-as-a-service (“SaaS”) market. The Company’s software, services and proprietary content help businesses and individuals manage pay and performance, as well as automate, streamline and optimize critical talent management processes. The Company’s products include: CompAnalyst®, a suite of on-demand compensation management applications that integrates the Company’s data, third-party survey data and a customer’s own pay data with a complete analytics offering; TalentManager® , the Company’s employee lifecycle performance management software suite which helps businesses automate performance reviews, streamline compensation planning, perform succession planning, and link employee pay to performance; and IPAS®, a global compensation technology survey with coverage of technology jobs from clerk to chief executive officer in more than 70 countries. The Company also offers one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position. The Company was incorporated in Delaware in 1999 and its principal operations are located in Needham, Massachusetts. Since December of 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. In August 2008, the Company acquired Infobasis Limited (Infobasis), a competency-based, learning and development software company, located in Abingdon, United Kingdom. On December 17, 2008, the Company acquired Genesys Software Systems, Inc. (Genesys), a leading provider of on-demand HRMS, benefits and payroll services. The Company conducts its business primarily in the United States, however, it expects to continue to expand its international business in the future.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash in money market accounts and overnight repurchase agreements. These investments are subject to minimal credit and market risks. At March 31, 2009 and 2008, the Company has classified as cash equivalents, investments totaling approximately $20.2 million and $33.5 million, respectively. The carrying amount of these investments approximates fair market value.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The company may invest in high-quality money market instruments, securities of the U.S. government and high quality corporate issues. At March 31, 2009 and 2008, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Accounts receivable are typically uncollateralized and are derived from revenues earned from customers primarily located in the United States.

Restricted Cash

Restricted cash consists of certificates of deposit totaling approximately $1.1 million and $0.7 million as of March 31, 2009 and 2008, respectively. The certificates of deposit are held in the Company’s name with a major financial institution to collateralize the Company’s equipment leases.

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

Valuation of Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are not amortized, but instead are reviewed for

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment annually or more frequently if impairment indicators arise. The Company reviews the carrying value of its goodwill by comparing the carrying value of the related business component to its estimated fair value. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business component. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. During the fourth quarter of fiscal year ended March 31, 2009, the Company performed its annual impairment test in accordance with SFAS 142 and determined that the carrying value of its goodwill was not impaired. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives or contract periods, as applicable.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company derives its revenues from subscription fees and, to a lesser extent, through advertising on its website and syndication fees. Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for the Company’s on-demand software applications and data products and implementation services related to the Company’s subscription products, as well as syndication fees from the Company’s website partners and premium membership subscriptions sold primarily to individuals. To a lesser extent, subscription revenues also include fees for discrete professional services which are not bundled with the Company’s subscription products, revenues from sales of job competency models and related implementation and consulting services, revenues from sales of payroll perpetual licenses, maintenance and hosting services including related implementation and consulting services, and revenue from the sale of the Company’s Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis. These discrete professional services generally represent stand-alone compensation related to consulting and benchmarking of specific jobs. The Company follows the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in the Financial Statements,” as amended by SAB No. 104, Revenue Recognition . Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees from the customer is probable.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues from the Company’s payroll sales, including the sale of perpetual licenses and related post customer support, payroll hosting services and related implementation services, may contain multiple service elements and deliverables. These elements include delivery of the software, hosting services, implementation and consulting services and postcontract customer support (PCS).

Sales of perpetual licenses involve the sale of software and consequently fall under the guidance of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), for revenue recognition. The Company licenses software under non-cancelable license agreements and provides services including implementation, consulting, training services and postcontract customer support (PCS). On certain arrangements, the Company has established vendor-specific objective evidence (VSOE) for postcontract customer support, using the substantive renewal rate method. For arrangements for which the Company has established VSOE, the Company allocates revenue using VSOE for the PCS and the residual method for the other elements and accounts for other elements as a single unit of accounting. Revenues from this single unit of accounting are recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statements of income until all such criteria are met. The revenue related to the postcontract customer support for which the Company has established VSOE is recognized ratably from the delivery date of the license through the contract period. If the Company is not able to establish VSOE on postcontract customer support, and postcontract customer support is the only undelivered element, then all revenue from the arrangement is recognized ratably over the contract period. However, if VSOE is not established but PCS has been delivered, then all revenue from the arrangement is recognized ratably over the contract period once the last element is delivered.

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

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, the provision of payroll-

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related forms and the printing of Forms W-2 for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for implementation consulting and training services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement. Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method, which involves the use of estimates. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete. If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when the Company receives final acceptance from the customer.

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

Cost of Revenues

Cost of revenues consists primarily of costs for data development and data acquisition, fees paid to the Company’s network provider for the hosting and managing of its servers, related bandwidth costs, costs related to sales of payroll-related forms, compensation and related personnel costs for the support and implementation of the Company’s products, costs to provide training to the Company’s customers and amortization of capitalized software costs.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, including notes payable approximate their fair value because of their short-term nature.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires that changes in comprehensive loss be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented other comprehensive loss in the Consolidated Statements of Stockholders’ Equity (Deficit). Other comprehensive loss consists of the cumulative translation adjustment.

For Salary.com Limited and Salary.com Jamaica Limited, which operates in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for the foreign subsidiary is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive loss.”

Advertising Expenses

The Company expenses advertising as incurred. Advertising expense for the years ended March 31, 2009, 2008 and 2007 was approximately $515,000, $3,900 and $68,000, respectively.

Segment Data

The Company manages its operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments of its business.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the temporary differences between the financial reporting and tax bases of liabilities and assets, using enacted tax rates in effect in the years in which the differences are expected to reverse. Realization of the Company’s net deferred tax assets is contingent upon generation of future taxable income. Due to the uncertainty of realization of the tax benefits, the Company has provided a valuation allowance of $16.8 million against its deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before recognized a benefit in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. The Company’s adoption of FIN 48 on April 1, 2007 did not result in the recognition of a tax liability for any previously recognized tax benefits and did not have an effect on its financial position or results of operations as the Company had a full valuation allowance against its deferred tax assets.

Other Taxes

Non-income taxes such as sales tax are presented on a net basis.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	March 31,
	2009	2008	2007
Options to purchase common stock	1,886,042	1,645,699	1,941,103
Warrants to purchase common or preferred stock	53,612	56,985	147,868
Restricted stock awards	2,508,915	1,565,143	—
Restricted shares (1)	683,341	1,276,892	1,991,585

Total options, warrants, restricted shares and preferred stock exercisable or convertible into common stock	5,131,910	4,544,719	4,080,556

(1)	Represents stock options that have been exercised, but unvested as of the reporting date. As such, the related common stock is legally issued and outstanding. Per SFAS 128, these shares will not be considered outstanding for accounting purposes until the contingency related to vesting has been resolved through the rendering of the required service or the shares are cancelled upon termination of the respective employee.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funds Held for Customers and Customers Funds Obligations

Tax filing services provided to customers are being sold directly by the Company to its customers in conjunction with its HRMS/Payroll product. As part of this process, the Company receives funds from its customers and holds such funds for purposes of paying the appropriate taxing authorities on behalf of such customers. The Company holds customers’ tax filing deposits for the period between collection from the customer and remittance to the applicable taxing authority. These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in the Company’s consolidated balance sheet as of March 31, 2009. The Company holds such funds in high quality money market accounts until payment is due and has reported the cash flows related to the funds received from customers in the investing activities section of the consolidated statement of cash flows for the year ended March 31, 2009. The Company has reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statement of cash flows for the year ended March 31, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. SFAS 141(R) is effective for the Company beginning April 1, 2009. The Company will evaluate the impact of SFAS 141(R) on its consolidated financial statements in the event future business combinations are consummated.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity, which expects to widely distribute its financial statements to its shareholders and other users, to evaluate subsequent events through the issuance date of the respective financial statements. In addition, SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). The Statement prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. These disclosures include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect the adoption of SFAS 165 to have any material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FSP FAS 141(R)-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria, in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. The FSP also amends the subsequent measurement and accounting guidance, and disclosure requirements in Statement 141R. No subsequent accounting guidance is provided in the FSP, and the Board expects an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will evaluate the impact of FSP 141 (R)-1 on its consolidated financial statements in the event future business combinations are consummated.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have any material impact on its consolidated financial statements.

In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining what effect, if any, the adoption of FSP SFAS 157-2 will have on its consolidated financial statements.

In October 2008, the FASB issued FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value. The Company is in the process of determining what effect, if any, the adoption of FSP SFAS 157-3 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of determining what effect, if any, the adoption of FSP SFAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are in the process of determining what effect, if any; the adoption of FSP SFAS 107-1 will have on our consolidated financial statements.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has determined that the implementation of FSP EITF 03-6-1 will result in the restricted stock outstanding that is related to the early exercise of stock options being included in the computation of EPS. As of March 31, 2009, the Company had 683,341 shares of restricted stock outstanding related to the early exercise of stock options that would have been included in the computation of EPS. If FSP EITF 03-6-1 was effective for the three and twelve months ended March 31, 2009, EPS would have been $(0.53) and $(1.66), respectively.

On November 24, 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. The useful life of the asset should be determined as the period over which the reporting entity expects a defensive asset to contribute directly or indirectly to the entity’s future cash flows, in accordance with paragraph 11 of FASB Statement No. 142, Goodwill and Other Intangible Assets. The scope of the issue excludes acquired in-process research and development assets. EITF 08-7 is effective for defensive assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. Early application is not permitted. The Company is in the process of determining what effect, if any, the adoption of EITF 08-7 will have on its consolidated financial statements.

3.	ACQUISITION OF BUSINESSES

Genesys Software Systems, Inc.

On December 17, 2008, the Company acquired all issued and outstanding shares of Genesys, a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, the Company paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common into options to purchase approximately 519,492 shares of the Company’s common stock. In addition, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2,000,000 which would be paid in cash or shares of the Company’s common stock, at the Company’s option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. The purchase price to be allocated for financial accounting purposes was approximately $7.4 million, which includes $1.1 million of options to purchase the Company’s common stock and approximately $1.9 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities assumed in accordance with SFAS 141. The Company preliminarily allocated $2.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by Genesys will be complementary to the Company’s on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 17, 2008.

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

(in thousands)
Amount
Assets acquired, primarily accounts receivable, excluding $1.5 million of cash acquired	$5,299
Assumed liabilities	(7,154)

Net liabilities acquired	(1,855)

Non-compete agreement (amortization period 5 years)	60
Customer relationships (amortization period 7 years)	2,400
Developed technology (amortization period 7 years)	4,000
Trade name (amortization period 5 years)	750
Goodwill (not deductible for tax purposes)	2,077

Total purchase price	$7,432

InfoBasis Ltd.

On August 21, 2008, the Company acquired the share capital of InfoBasis. InfoBasis, located in the United Kingdom, is a provider of competency-based learning and development software. Under the terms of the agreement, the Company paid the former owners of InfoBasis $5.2 million in cash of which $0.5 million of the cash paid will be held in escrow until one year from the anniversary of the closing. The escrow fund will be available to compensate the Company for any losses that the Company may incur as a result of any breach of the representations or warranties by the former owners of InfoBasis contained in the purchase agreement, and certain liabilities arising out of the ownership or operation of InfoBasis prior to the acquisition. The former employee owners of InfoBasis will also be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve-month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for five years, allocated proportionately amongst the employee owners. The total cash paid for the acquisition was approximately $5.4 million, which includes approximately $0.2 million of direct acquisition costs plus approximately $1.3 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed in accordance with SFAS 141. The Company preliminarily allocated $3.3 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by InfoBasis will be complementary to the Company’s existing competency business and on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since August 22, 2008.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

(in thousands)
Amount
Assets acquired, primarily accounts receivable	$304
Assumed liabilities	(1,572)

Net liabilities acquired	(1,268)

Non-compete agreement (amortization period 5 years)	261
Customer relationships (amortization period 7 years)	2,090
Developed technology (amortization period 5 years)	1,399
Trade name	727
Direct acquisition costs	167
Goodwill (not deductible for tax purposes)	3,272
Deferred tax liability	(1,263)

Total purchase price	$5,385

Schoonover Associates

On December 21, 2007, the Company acquired the assets of Schoonover Associates, Inc. (“Schoonover”). Schoonover is a provider of competency management data and consulting services with over 20 years of experience helping clients maximize their human capital. Under the terms of the agreement, the Company has paid the owner of Schoonover $4.4 million in cash of which $0.4 million reflects payments made by the Company in connection with a pre-existing license agreement by and between the parties. In addition, $0.5 million of the cash paid was held in escrow until one year from the anniversary of the closing. The escrow fund was available to compensate the Company for any losses the Company may have incurred as a result of any breach of the representations or warranties by Schoonover or its founder, Dr. Stephen C. Schoonover, contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of Schoonover prior to the acquisition. As of March 31, 2009, the $0.5 million in the escrow account has been released to the owners of Schoonover. Schoonover will also be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years beginning on April 1, 2008. The additional consideration, if earned, consists of cash payments of a maximum of $100,000 per year for 5 years and 112,646 shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period. Under the terms of the agreement, the number of shares issued was calculated as the $1.5 million of additional consideration divided by the average of the closing bid prices of the Company’s common stock as reported on the NASDAQ Global Market over the last ten trading days prior to the closing of the agreement. The total cost of the acquisition was approximately $4.4 million and as of March 31, 2009, $100,000 of the additional consideration had been earned and recorded as compensation expense. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $2.6 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by Schoonover will be complementary to the Company’s existing competency business and on-demand software suites. The results of operations include the impact of this acquisition since December 21, 2007.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITG Competency Group

On August 3, 2007, the Company acquired the assets of ITG Competency Group, LLC (“ITG”). ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, the Company has paid the owner of ITG $1.8 million in cash and shares of the Company’s common stock valued at $500,000. ITG received an additional $0.25 million in April 2008 and was also eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of March 31, 2009, approximately $1.0 million of the additional consideration had been earned and recorded as goodwill. The total cost of the acquisition was approximately $3.0 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $1.4 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition and the value of the contingent consideration earned as of March 31, 2009. Goodwill from the acquisition resulted from the Company’s belief that the products developed by ITG will be complementary to the Company’s on-demand software suites. The results of operations include the impact of this acquisition since August 3, 2007.

ICR

On May 15, 2007, the Company acquired all of the membership interests of ICR Limited, L.C. and all of the outstanding share capital of ICR International Ltd. (collectively, “ICR”), a leading provider of industry-specific market intelligence for employee pay and benefits for the global technology and specialty consumer goods markets. Pursuant to the terms of the purchase agreements, the Company paid $10.3 million to the owners of ICR, of which $1.0 million was placed in escrow for 12 months. The escrow fund was available to compensate the Company for any losses the Company may incur as a result of any breach of the representations or warranties by the owners of ICR contained in the purchase agreements, and certain liabilities arising out of the ownership or operation of ICR prior to the acquisition. As of March 31, 2009, the $1.0 million in the escrow account has been released to the owners of ICR. The total cost of the acquisition, including legal fees of $20,000, was approximately $10.3 million. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $5.8 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products developed by ICR will be complementary to the Company’s on-demand software suites. The results of operations include the impact of this acquisition since May 15, 2007.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software at March 31, 2009 and 2008 consisted of the following:

	(in thousands)
	2009	2008
Computer equipment and software	$4,478	$2,667
Office equipment	592	261
Furniture and fixtures	727	430
Capitalized software development costs	1,335	1,183
Leasehold Improvements	865	306

	7,997	4,847
Less: accumulated depreciation	4,972	3,281

Property and equipment, net	$3,025	$1,566

Depreciation expense for the years ended March 31, 2009, 2008 and 2007 was approximately $1.1 million, $764,000 and $716,000, respectively.

During the years ended March 31, 2009 and 2008, the Company capitalized approximately $153,000 and $390,000, respectively, of costs of computer software developed or obtained for internal use. These costs are being amortized to cost of revenues on a straight-line basis over their estimated useful life of three years. Amortization expense related to capitalized software development costs amounted to approximately $274,000, $169,000 and $126,000 during the years ended March 31, 2009, 2008 and 2007, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets as of March 31, 2009 and 2008 consist of the following:

	(in thousands)
	March 31, 2009			March 31, 2008
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Amortizable intangible assets:
Non-compete agreements (5 years)	$1,826	$898	$928	$1,595	$388	$1,207
Customer relationships (5-7 years)	9,059	2,090	6,969	5,010	835	4,175
Developed technology (5-7 years)	5,094	297	4,797	—	—	—
Other intangible assets (5-18 years)	326	164	162	201	58	143
Trade name (5 years)	750	43	707
Data acquisition costs (1-3 years)	4,643	2,094	2,549	4,207	650	3,557

Total amortizable intangible assets	21,698	$5,586	16,112	11,013	$1,931	9,082

Unamortizable intangible assets:
Goodwill	14,734		14,734	9,549		9,549
Other indefinite lived intangible assets	1,504		1,504	460		460

Total goodwill and other indefinite lived intangible assets	16,238		16,238	10,009		10,009

Total intangible assets	$37,936		$32,350	$21,022		$19,091

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s indefinite-lived acquired intangible assets consist of trade names and domain names. All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the fiscal years ended March 31, 2009 and 2008 was approximately $3.6 million and $1.8 million, respectively, of which $1.6 million and $0.7 million, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to the Company’s customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

(in thousands)
Year ending March 31,
2010	$4,451
2011	3,726
2012	2,748
2013	1,869
2014	1,352

The changes in the carrying amount of goodwill for the year ended March 31, 2009 are as follows:

(in thousands)
Balance as of March 31, 2008	$9,549
Goodwill acquired during the year	4,649
Increase to goodwill from contingent consideration paid	536

Balance as of March 31, 2009	$14,734

6.	REVOLVING CREDIT FACILITY

On August 8, 2008, we entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, we entered into a second modification of our credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, we entered into a third modification of our credit facility to extend the term of this credit facility two years to October 8, 2010 and increased the line of credit from $5,000,000 to $10,000,000. On March 16, 2009, we entered into a fourth modification of our agreement, which added Genesys as a guarantor to our obligations under the credit facility. As of March 31, 2009, there was $8.1 million outstanding under the credit facility. On April 27, 2009, we paid all of the outstanding amounts due under our credit facility.

On June 29, 2009, we entered into a Fifth Loan Modification Agreement with Silicon Valley Bank. The agreement modifies our existing credit facility with Silicon Valley Bank to, among other things:

•

Increase the interest rate payable by us on advances from our revolving line of credit, so that our borrowings bear interest at the greater of the bank’s prime rate and 4% or, if our unrestricted cash balance falls below $20 million, at the bank’s prime rate plus 0.5%;

•	Increase the fee payable on the unused portion of our revolving line of credit to 0.5%;

•	Amend certain financial covenants to be based upon our adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) rather than our domestic invoices; and

•	Increasing the amount of stock we can repurchase under our repurchase plans to $2.25 million.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Up to $10 million is available under this credit facility and the facility is collateralized by substantially all of our assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The modification agreement contains financial covenants that require us to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If our unrestricted cash falls below $20 million, then the amount we could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, we are required to maintain unrestricted cash plus borrowing availability of at least $15 million and meet adjusted EBITDA targets for trailing three-month periods on a monthly basis.

7.	COMMITMENTS AND CONTINGENCIES

The Company has various non-cancelable operating leases, primarily related to real estate, that expire through 2011. Total rent expense charged to operations was approximately $2.1 million, $1.3 million and $1.2 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases at March 31, 2009 are as follows:

(in thousands)
2010	$2,176
2011	1,873
2012	523
2013	470
2014	438
Thereafter	272

Total future minimum lease payments	$5,752

Vendor Financing Agreement

In June 2008, the Company entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. The Company will make quarterly payments of approximately $64,000 for a term of 36 months.

Equipment Leaseline

On April 17, 2008, the Company entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of March 31, 2009, the Company had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, the Company entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. As of March 31, 2009, the Company had not leased any equipment under the terms of this leaseline. As of March 31, 2009, the Company had approximately $1.1 million in a restricted cash account as collateral for equipment leased under the Company’s five leaselines with a value of approximately $1.1 million in accordance with all of its master lease agreements.

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

Authorized Shares and Activity

At March 31, 2009, the Company had authorized 100,000,000 shares of common stock and 5,000,000 of preferred stock. An aggregate of 8,069,347 shares were reserved for the future issuance of common stock related to the vesting of restricted stock awards, the employee stock purchase plan and the exercise of options and warrants at March 31, 2009.

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

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards and shares expected to be purchased under an employee stock purchase plan. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight line basis. Stock-based compensation by award type for the years ended March 31, 2009, 2008 and 2007 was as follows:

	(in thousands)
	Year Ended March 31,
	2009	2008	2007
Stock-based compensation expense by award type:
Stock options	$1,803	$2,312	$4,365
Restricted stock awards	7,832	2,765	—
Employee stock purchase plan	127	52	—

Total stock-based compensation	$9,762	$5,129	$4,365

Stock-based compensation by line item in the statement of operations for the years ended March 31, 2009, 2008 and 2007 was as follows:

	(in thousands)
	Years ended March 31,
	2009	2008	2007
Cost of revenues	$1,255	$800	$437
Research and development	1,376	459	505
Sales and marketing	2,702	1,778	986
General and administrative	2,616	2,092	2,437
Restructuring charges	1,813	—	—

	$9,762	$5,129	$4,365

The Company uses the Black-Scholes option-pricing model to value option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The Company did not grant any new stock options during the fiscal year ended March 31, 2009; however, previously granted stock option awards were modified in connection with our workforce reduction on January 7, 2009. The modification of the awards consisted of acceleration of the respective awards’ vesting schedule. For awards granted in fiscal year ended March 31, 2008, the Company estimated expected volatility based on that of the Company’s publicly-traded peer companies. Management believed that the historical volatility of the Company’s stock price did not best represent the expected volatility of the stock price. Prior to the Company’s initial public offering in February 2007, the Company was a private company and therefore lacked company-specific historical and implied volatility information. For the modified awards issued during the year ended March 31, 2009, the Company determined it has adequate historical data from our traded share price, as such expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides the assumptions used in determining the fair value of the share-based awards for the years ended March 31, 2009 and 2008, respectively:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Risk-Free Rate	1.66%	4.51 - 4.96%
Expected Life	0.25 years	5 years
Expected Volatility	146.40%	56.10 - 61.03%
Expected Dividend Yield	0%	0%

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the Company has the right to repurchase the Restricted Stock upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet within “Accrued expenses and other current liabilities.” Upon vesting of the restricted shares, the Subscription Payable is relieved and recorded in equity. As of March 31, 2009 and 2008, there were 683,341 and 1,276,892 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

Stock option activity, under all plans, during the years ended March 31, 2009, 2008 and 2007 was as follows:

	Year Ended March 31, 2009		Year Ended March 31, 2008		Year Ended March 31, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning of year	1,645,699	$6.744	1,941,103	$6.347	640,341	$0.268
Granted	—	—	43,340	10.853	1,559,145	8.290
Assumed in acquisition	519,492	0.730	—	—	—	—
Exercised	(65,700)	0.450	(111,261)	1.751	(119,860)	3.642
Canceled	(213,449)	5.950	(227,483)	6.637	(138,523)	2.465

Outstanding—end of year	1,886,042	$5.400	1,645,699	$6.744	1,941,103	$6.347

Exercisable—end of year	1,322,009	$4.560	413,562	$5.354	279,605	$3.850

The weighted average grant date fair value of options granted during fiscal years 2008 and 2007 was $6.089 and $4.822, respectively. The total intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007, was approximately $144,000, $1,187,000 and $322,000, respectively.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Vested and Currently Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)	Number of Options	Weighted Average Exercise Price (Per Share)
$0.223—$1.115	777,513	8.5	$0.554	686,203	$0.598
$6.607—$8.214	521,976	7.7	6.988	291,538	6.905
$10.500—$13.310	586,553	7.8	10.417	344,268	10.456

	1,886,042	8.1	$5.403	1,322,009	$4.556

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s unvested shares, included unvested stock options and shares of unvested exercised restricted shares, as of March 31, 2009, and changes during the years ended March 31, 2009, 2008 and 2007, is presented below:

	APB 25			SFAS 123R			Total
	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount	Unvested Options And Restricted Shares	Weighted Average Grant Date Intrinsic Value	Amount
Unvested Options and Restricted Shares Outstanding at March 31, 2006	1,204,469	$0.420	$509,911	2,879,388	$2.393	$6,880,377	4,083,857	$1.813	$7,390,288
Granted	—	—	—	1,512,392	4.841	7,321,288	1,512,392	4.841	7,321,288
Vested	(711,653)	0.423	(301,132)	(932,363)	1.812	(1,689,207)	(1,644,016)	1.211	(1,990,339)
Canceled	(59,197)	0.239	(14,121)	(239,953)	2.663	(639,065)	(299,150)	2.183	(653,186)

Unvested Options and Restricted Shares outstanding at March 31, 2007	433,619	0.449	194,658	3,219,464	3.688	11,873,393	3,653,083	3.304	12,068,051
Granted	—	—	—	43,340	6.089	263,908	43,340	6.089	263,908
Vested	(206,925)	0.366	(75,641)	(482,361)	1.465	(706,449)	(689,286)	1.135	(782,090)
Canceled	(10,443)	0.378	(3,944)	(487,665)	3.387	(1,651,801)	(498,108)	3.324	(1,655,745)

Unvested Options and Restricted Shares outstanding at March 31, 2008	216,251	0.532	115,073	2,292,778	4.265	9,779,051	2,509,029	3.943	9,894,124

Granted	—	—	—	—	—	—	—	—	—
Assumed in acquisition	—	—	—	519,492	0.732	380,142	519,492	0.732	380,142
Vested	(150,899)	0.417	(62,999)	(1,423,497)	1.452	(2,066,396)	(1,574,396)	1.353	(2,129,395)
Canceled	(23,234)	0.659	(15,321)	(183,517)	1.552	(284,755)	(206,751)	1.451	(300,077)

Unvested Options and Restricted Shares outstanding at March 31, 2009	42,118	$0.873	$36,753	1,205,256	$6.478	$7,808,042	1,247,374	$6.289	$7,844,794

As of March 31, 2009, there was approximately $3.1 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the year ended March 31, 2009 was approximately $2.1 million.

During fiscal 2006 and 2005, the Company offered certain holders of stock options the limited opportunity to exercise their options at a price equal to the deemed fair value of the Company’s stock at the time of the offer. To the extent that the offer was not accepted, the affected options retained their original exercise price. However, because of the Company’s offer, these options became subject to variable accounting as prescribed in FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) (“FIN 44”). The majority of these awards became fixed upon exercise under the bonus offer during March 2006, as described in the following paragraph, which was accounted for as a modification under SFAS 123R. Compensation expense related to these options had been recognized during fiscal 2008 and 2007, since the modified option exercise prices were below the reassessed per share fair value of the Company’s common stock at that time. The Company recorded compensation expense amounting to approximately $(51,000) and $912,000 for the years ended March 31, 2008 and 2007, respectively.

During March 2006, the Company offered certain holders of stock options, totaling 143 employees, the limited opportunity to receive a cash bonus to exercise all of their outstanding stock options. As part of this offer,

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unvested stock options could be exercised into restricted stock. This offer was accounted for as a modification under SFAS 123R. The additional compensation expense for the modification was deemed immaterial to the Company’s financial statements. There are 683,341 and 1,276,892 shares of common stock subject to restriction as of March 31, 2009 and 2008 related to this offer.

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

On January 7, 2009, the Company implemented and completed a workforce reduction of approximately 100 employees, representing approximately sixteen percent (16%) of the Company’s workforce. In connection with the workforce reduction, the Company accelerated the vesting of 180,651 stock options and 216,759 restricted stock awards held by terminated employees. The Company recognized a non-cash compensation charge of approximately $1.8 million in the quarter ended March 31, 2009 as a result of this acceleration.

Restricted Stock Awards

On January 12, 2007, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted stock options and restricted stock awards. The shares of restricted stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unamortized compensation cost related to restricted stock awards was $9.6 million as of March 31, 2009. This cost is expected to be recognized over a weighted-average period of 1.6 years. The following table presents a summary of the restricted stock award activity for the year ended March 31, 2009.

	Year Ended March 31, 2009		Year Ended March 31, 2008
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2008	1,565,143	$10.861	—	$—
Awarded	3,012,306	4.050	1,933,845	11.132
Vested	(1,360,201)	6.780	(312,022)	12.260
Canceled	(708,333)	8.660	(56,680)	12.400

Unvested balance at March 31, 2009	2,508,915	$5.480	1,565,143	$10.861

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Available for Grant

The following is a summary of all stock option and restricted stock award activity and shares available for grant under the 2007 Plan and for years ended March 31, 2009 and 2008.

	Year Ended March 31, 2009	Year Ended March 31, 2008
Balance—beginning of period	1,567,183	2,999,905
Increase in shares available	2,800,000	—
Stock options granted	—	(43,340)
Restricted stock awards granted	(3,012,306)	(1,933,845)
Stock options cancelled/forfeited	420,199	487,783
Restricted stock awards cancelled/forfeited	708,333	56,680

Balance—end of period	2,483,409	1,567,183

Distribution and Dilutive Effect of Options and Restricted Shares

	Year Ended March 31, 2009	Year Ended March 31, 2008
Shares of common stock outstanding	16,104,454	14,452,999

Stock options granted	—	43,340
Stock options assumed in acquisition (3)	519,492	—
Restricted stock awards granted (4)	3,012,306	1,933,845
Stock options cancelled/forfeited	(420,199)	(487,783)
Restricted stock awards cancelled/forfeited	(708,333)	(56,680)

Net options/restricted stock granted	2,403,266	1,432,722

Grant dilution (1)	14.9%	9.9%

Stock options exercised	65,700	111,261
Restricted stock awards vested	1,360,201	312,022

Total stock options exercised/restricted stock awards vested	1,425,901	423,283

Exercised dilution (2)	8.9%	2.9%

(1)	The percentage for grant dilution is computed based on net options and restricted stock awards granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.
(3)	Stock options assumed in the Company’s Genesys acquisition. The options were fully vested and have an average exercise price of $0.73 per share. Excluding these options, the Company’s grant dilution would have been 11.7%.
(4)	Includes 269,700 restricted shares granted as part of the Company’s acquisition of Infobasis.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. There are 446,350 shares available for issuance under the ESPP as of March 31, 2009. The Company recorded compensation expense of approximately $127,000 and $52,000 related to shares issued under the Company’s employee stock purchase plan for the years ended March 31, 2009 and 2008, respectively.

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

As of March 31, 2009, the Company had outstanding warrants to purchase 53,612 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

	Year Ended March 31, 2009		Year Ended March 31, 2008		Year Ended March 31, 2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—beginning of year	56,985	$1.769	147,868	$2.148	108,666	$0.214
Granted	—		—		44,800	6.607
Exercised	(3,373)	2.191	(90,883)	2.384	(5,598)	0.357
Canceled	—		—		—

Outstanding—end of year	53,612	1.743	56,985	1.769	147,868	2.148

Exercisable—end of year	53,612	$1.743	56,985	$1.769	147,868	$2.148

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

On December 15, 2008, the Board of Directors authorized the repurchase by the Company of up to $2.5 million of its common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, the Company’s Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. As of March 31, 2009, 193,824 shares with a total value of approximately $375,000 have been repurchased and retired by the Company pursuant to this repurchase program.

10.	FUNDS HELD FOR CLIENTS AND CLIENT FUND OBLIGATIONS

Funds held for clients represent assets that are restricted for use solely for the purpose of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as a current asset under the caption funds held for clients on the Consolidated Balance Sheets. Funds held for clients are invested in overnight money market securities and had a balance of $13.0 million at March 31, 2009.

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations of $13.0 million as a current liability on the Consolidated Balance Sheet as of March 31, 2009. The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services will vary significantly during the fiscal year.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	INCOME TAXES

The provision for income taxes consists of:

	(in thousands)
	Year Ended March 31,
	2009	2008	2007
Federal:
Current	$—	$—	$—
Deferred	(5,665)	(2,990)	(2,605)

	(5,665)	(2,990)	(2,605)

State:
Current	6	24	—
Deferred	(1,450)	(1,090)	(736)

	(1,444)	(1,066)	(736)

Foreign:
Deferred	(395)	—	(67)

	(395)	—	(67)

Change in Valuation Allowance:
United States	7,401	4,261	3,341
Foreign	311	—	67

	7,712	4,261	3,408

Provision for income taxes	$208	$205	$—

A reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate of 34% for the years ended March 31, 2009, 2008 and 2007 is as follows:

	Years Ended March 31,
	2009	2008	2007
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.7)	(6.8)	(7.6)
Other	1.5	1.8	(4.5)
Expiration of state net operating losses	—	—	1.8
Change in valuation allowance	37.0	41.0	44.3

	(0.8)%	2.0%	0.0%

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for the years ended March 31, 2009 and 2008 are as follows:

	(in thousands)
	March 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$12,696	$5,258
Accrued expenses	194	174
Property and equipment	199	187
Intangibles	—	530
Deferred revenue	608	526
Stock-based compensation	2,967	3,139
Reserves	68	99
Tax credits	1,088	406
Other	9	7
Foreign NOL	358	—

Total gross deferred tax assets	18,187	10,326
Valuation allowance	(16,825)	(10,326)

Total deferred tax assets	1,362	—

Deferred tax liabilities:
Amortization—identifiable intangible assets	(1,362)	—
Amortization—foreign intangible assets	(892)	—
Amortization—goodwill	(466)	(181)

Total deferred tax liabilities	(2,720)	(181)

Net deferred tax liabilities	$(1,358)	$(181)

As of March 31, 2009, the Company had net operating loss carryforwards of approximately $32.2 million for federal income tax purposes and $31.1 million for state income tax purposes. Federal and state net operating losses may be available to offset future federal income tax liabilities. The net operating losses for federal income tax purposes expire at various dates through 2028 and state net operating losses expire at various dates through 2013. As required by SFAS No. 109, Accounting for Income Taxes, management has determined that is more likely than not that the Company will not recognize the benefit of federal and state deferred tax assets, and as a result, a valuation allowance of $16.8 million and $10.3 million has been established at March 31, 2009 and 2008, respectively.

For stock-based awards that are deductible for tax purposes, the cumulative compensation cost is treated as a temporary difference. If a deduction reported on a tax return exceeds the cumulative compensation cost for those awards, any resulting realized tax benefit that exceeds the previously recognized deferred tax asset for those awards (the excess tax benefit) is recognized as additional paid-in capital. If the amount deductible is less than the cumulative compensation cost recognized for financial reporting purposes, the write-off of a deferred tax asset related to that deficiency, net of the related valuation allowance, if any, is first offset to the extent of any remaining additional paid-in capital from excess tax benefits from previous awards with the remainder recognized in the statement of operations.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has additional net operating loss carryforwards of approximately $545,000 resulting from excess tax deductions from stock options exercised since 2006. Pursuant to SFAS No. 123R, the deferred tax asset relating to excess tax benefit from these exercises was not recognized for financial statement purposes; however, this amount may be recognized for financial statement purposes in the future if the benefit is ultimately realized.

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

The amount of unrecognized tax benefits as of March 31, 2009 was $118,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months.

The change in unrecognized tax benefits for the year ended March 31, 2009 is as follows:

Balance at April 1, 2008	$185,000
Increase (decrease) for tax positions related to prior years	—
Increase (decrease) for tax positions related to the current year	—
Settlements	—
Reductions for Expiration of Statue of Limitations	(67,000)

Balance at March 31, 2009	$118,000

As of March 31, 2009, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2005 through 2008. Additionally, since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the China taxing authority.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of March 31, 2009, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

12.	BENEFIT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by the Company, limited to a maximum annual amount set by the Internal Revenue Service. The Company has not made any matching contributions to the 401(k) Plan during the years ended March 31, 2009, 2008 and 2007.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	RESTRUCTURING CHARGES

On January 7, 2009, the Company implemented and completed a workforce reduction of approximately 100 employees, representing approximately sixteen percent (16%) of the Company’s workforce. The Company implemented this workforce reduction in response to the current and anticipated macro-economic uncertainties. As a result of the workforce reduction, the Company recorded restructuring charges of approximately $3.1 million. These charges were comprised of $1.8 million in stock compensation charges associated with the accelerated vesting of unvested awards, $1.2 million in severance payments, and $0.1 million in various other costs.

Restructuring charges were as follows:

	(in thousands)
	Severance	Stock Compensation	Other	Total
Restructuring charges	$1,205	$1,813	$63	$3,081
Cash payments	(937)	—	(32)	(969)
Non-cash charges	—	(1,813)	—	(1,813)

Restructuring balance at March 31, 2009	$268	$—	$31	$299

The Company anticipates that the remaining payments related to the restructuring will occur during the first half of fiscal 2010.

14.	SEGMENT AND RELATED INFORMATION

The following tables summarize selected financial information of the Company’s operations by geographic locations:

Revenues by geographic location consist of the following:

	(in thousands)
	Year Ended March 31,
	2009	2008	2007
Revenues:
United States	$39,152	$33,816	$23,019
All other countries	3,303	691	15

Total revenues	$42,455	$34,507	$23,034

Tangible long-lived assets as of March 31, 2009 and 2008 by geographic location consist of the following:

	(in thousands)
	2009	2008
Long-lived assets
United States	$29,976	$21,586
All other countries	7,078	240

Total long-lived assets	$37,054	$21,826

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

The following table presents consolidated statement of operations data for each of the eight quarters in the period beginning April 1, 2007 and ending March 31, 2009. This information is derived from our unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	(in thousands, except per share data)
	Three months ended
	June 30 2007	Sept. 30 2007	Dec. 31 2007	March 31 2008	June 30 2008	Sept. 30 2008	Dec. 31 2008	March 31 2009
	(Unaudited)
Statements of Operations Data:
Revenue:
Subscription revenues	$6,758	$7,781	$8,505	$8,508	$8,989	$9,858	$10,267	$10,515
Advertising revenues	781	687	681	806	625	688	735	777

Total revenues	7,539	8,468	9,186	9,314	9,614	10,546	11,002	11,292
Cost of revenues	1,622	1,883	2,208	2,516	3,240	3,131	2,961	3,826

Gross profit	5,917	6,585	6,978	6,798	6,374	7,415	8,041	7,466
Operating Expenses:
Research and development	882	1,227	1,368	1,464	1,809	2,296	2,211	2,529
Sales and marketing	3,899	4,427	5,242	5,395	6,490	7,153	6,715	5,782
General and administrative	2,927	3,620	3,598	3,355	3,995	3,941	3,749	3,995
Amortization of intangible assets	135	281	321	389	379	444	495	701
Restructuring charges	—	—	—	—	—	—	—	3,081

Total operating expenses	7,843	9,555	10,529	10,603	12,673	13,834	13,170	16,088
Loss from operations	(1,926)	(2,970)	(3,551)	(3,805)	(6,299)	(6,419)	(5,129)	(8,622)
Other income (expense)	561	549	516	232	223	176	9	(172)

Loss before provision for income taxes	(1,365)	(2,421)	(3,035)	(3,573)	(6,076)	(6,243)	(5,120)	(8,794)
Provision for income taxes	—	89	49	66	86	56	36	36

Net loss	(1,365)	(2,510)	(3,084)	(3,639)	(6,162)	(6,299)	(5,156)	(8,830)

Net loss attributable to common stockholders per share—basic and diluted	$(0.10)	$(0.18)	$(0.22)	$(0.26)	$(0.42)	$(0.42)	$(0.33)	$(0.55)

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	(in thousands)
	Years ended March 31,
	2009	2008	2007
Supplemental cash flow information:
Cash paid for interest	$96	$—	$119

Noncash operating activities:
Bonus paid in common stock	1,607	1,898	250
Incentive compensation paid in common stock	118	—	—
Board of Directors fees paid in common stock	278	—	—
Consulting fees paid in common stock	250	—	—

Noncash investing activities:
Liabilities assumed on acquisition of business	(2,895)	402	120

Noncash financing activities
Vendor financed equipment purchases	674	—	—
Options assumed in acquisition	1,110	—	—
Accretion and dividends on preferred stock	—	—	471
Conversion of convertible preferred stock to common stock	—	—	11,009

Cash paid for acquisitions, net of cash acquired
Net assets acquired (liabilities assumed)	(2,895)	937	(120)
Goodwill and intangible assets	17,037	16,722	780
Deferred/contingent consideration payments	952	—	—
Direct acquisition related costs	199	—	—

Total costs of acquisitions	15,293	17,659	660
Less:
Options assumed in acquisition	(1,110)	—	—
Cash acquired	(1,490)	(90)	—
Value of common stock issued	—	(500)	—
Deferred purchase price	—	(703)	—

Cash paid for acquisitions, net of cash acquired	$12,693	$16,366	$660

17.	SUBSEQUENT EVENTS

On April 27, 2009, we paid all of the outstanding amounts due under our credit facility. On June 29, 2009 we amended our credit facility. Refer to Note 6, “Revolving Credit Facility,” for details of the amendment.

SALARY.COM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Expense	Deductions	Acquired	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended March 31, 2007	166	14	—	—	180
Year ended March 31, 2008	180	67	—	—	247
Year ended March 31, 2009	247	130	(247)	40	170

	Balance at Beginning of Period	Charged to Expense	Deductions	Acquired	Balance at End of Period
Deferred tax valuation allowance (deducted from net deferred taxes)
Year ended March 31, 2007	5,902	3,409	—	—	9,311
Year ended March 31, 2008	9,311	1,015	—	—	10,326
Year ended March 31, 2009	10,326	6,499	—	—	16,825

S-1