Form 10-Q
period 2009-06-30
SALARY. COM, INC.
filed 2009-08-11
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 1-33312

SALARY.COM, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3465241
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

160 Gould Street, Needham, MA 02494

(Address of Principal Executive Offices, Including Zip Code)

(781) 851-8000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	16,144,598 shares
Class	Outstanding at August 5, 2009

SALARY.COM, INC. AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements:

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2009	March 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,018	$21,085
Accounts receivable, less allowance for doubtful accounts of $348 and $170, at June 30, 2009 and March 31, 2009, respectively	5,939	6,040
Prepaid expenses and other current assets	1,669	1,558

Total currents assets before funds held for clients	24,626	28,683

Funds held for clients	2,345	12,964

Total current assets	26,971	41,647

Property, equipment and software, net	2,697	3,025
Amortizable intangible assets, net	16,078	16,112
Other intangible assets	935	1,504
Goodwill	17,203	14,734
Restricted cash	1,126	1,125
Other assets	255	554

Total assets	$65,265	$78,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,287	$1,379
Accrued compensation	684	963
Accrued expenses and other current liabilities	5,489	3,300
Revolving credit facility	6,025	8,125
Deferred revenue, current portion	27,415	26,556

Total current liabilities before client funds obligations	41,900	40,323

Client funds obligations	2,345	12,964

Total current liabilities	44,245	53,287

Deferred revenue, less current portion	1,881	1,729
Other long-term liabilities	1,853	1,742

Total liabilities	47,979	56,758

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,660,501 and 16,104,454 issued and outstanding at June 30, 2009 and March 31, 2009	2	2
Additional paid-in capital	89,432	89,372
Accumulated deficit	(71,600)	(66,452)
Accumulated other comprehensive loss	(548)	(979)

Total stockholders’ equity	17,286	21,943

Total liabilities and stockholders’ equity	$65,265	$78,701

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2009	2008
	(unaudited)
Revenue:
Subscription revenues	$10,444	$8,989
Advertising revenues	913	625

Total revenues	11,357	9,614

Cost of revenues	3,633	3,240

Gross profit	7,724	6,374

Operating expenses:
Research and development	2,263	1,809
Sales and marketing	5,716	6,490
General and administrative	4,035	3,995
Amortization of intangible assets	738	379

Total operating expenses	12,752	12,673

Loss from operations	(5,028)	(6,299)

Other income (expense), net:
Interest income	7	250
Other expense, net	(101)	(27)

Total other income (expense), net	(94)	223

Loss before provision for income taxes	(5,122)	(6,076)
Provision for income taxes	26	86

Net loss	$(5,148)	$(6,162)

Net loss per share - basic and diluted	$(0.32)	$(0.39)

Weighted average shares outstanding - basic and diluted	16,175	15,773

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2009	16,104,454	$2	$89,372	$(66,452)	$(979)	$21,943

Issuance of common stock for option and warrant exercises	56,184	—	28	—	—	28
Vesting, repurchase and retirement of restricted stock awards	168,575	—	(182)	—	—	(182)
Vesting of early exercise stock options	93,885	—	21	—		21
Issuance of common stock for Board of Director fees	54,359	—	217	—	—	217
Issuance of common stock for the employee stock purchase plan	45,460	—	59	—	—	59

Repurchase and retirement of common stock	(862,406)	—	(1,568)			(1,568)
Stock-based compensation expense	—	—	1,485	—	—	1,485
Comprehensive loss:		—
Cumulative translation adjustment	—	—	—		431	431
Net loss	—	—	—	(5,148)	—	(5,148)

Comprehensive loss	—	—	—	—	—	(4,717)

Balance at June 30, 2009	15,660,511	$2	$89,432	$(71,600)	$(548)	$17,286

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,148)	$(6,162)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization of property, equipment and software	467	240
Amortization of intangible assets	1,152	777
Stock-based compensation	1,485	1,987
Board of Directors fees paid in common stock	217	—
Increase in provision for doubtful accounts	179	55
Loss on sale or disposal of property, equipment, and software	12	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(28)	(992)
Prepaid expenses and other current assets	(113)	(89)
Other assets	299	(42)
Increase (decrease) in:
Accounts payable	890	68
Accrued expense and other current liabilities	(147)	757
Other long-term liabilities	(4)	71
Deferred revenue	801	1,235
Deferred tax liabilities	26	—

Net cash provided by (used in) operating activities	88	(2,095)

Cash flows from investing activities:
Cash paid for acquisition of business	—	(250)
Cash paid for acquisition of data	(39)	(23)
Cash paid for other intangible assets	(3)	(7)
Increase in restricted cash	(1)	(372)
Purchases of property, equipment and software	(64)	(327)
Proceeds on sale of property, equipment, and software	1	—
Capitalization of software development costs	(39)	(45)
Net decrease in assets held to satisfy client funds obligations	10,619	—

Net cash provided by (used in) investing activities	10,474	(1,024)

Cash flows from financing activities:
Proceeds from revolving credit facility	6,975	—
Repayments of revolving line of credit and note payable	(9,147)	—
Proceeds from exercise of common stock options and warrants	87	101
Repurchase of unvested exercised stock options	(9)	(1)
Repurchase and retirement of common and restricted stock	(1,750)	—
Net decrease in client funds obligations	(10,619)	—

Net cash (used in) provided by financing activities	(14,463)	100

Effect of exchange rate changes on cash and cash equivalents	(166)	(1)

Net decrease in cash and cash equivalents	(4,067)	(3,020)
Cash and cash equivalents, beginning of year	21,085	37,727

Cash and cash equivalents, end of year	$17,018	$34,707

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Salary.com, Inc. (the “Company”) is a leading provider of on-demand human resource management systems (“HRMS”)/payroll, compensation, performance management and competency management solutions in the human capital software-as-a-service (“SaaS”) market. The Company’s software, services and proprietary content help businesses and individuals manage pay and performance, as well as automate, streamline and optimize critical talent management processes. The Company’s products include: CompAnalyst®, a suite of on-demand compensation management applications that integrates the Company’s data, third-party survey data and a customer’s own pay data with a complete analytics offering; TalentManager®, the Company’s employee lifecycle performance management software suite which helps businesses automate performance reviews, streamline compensation planning, perform succession planning, and link employee pay to performance; and IPAS®, a global compensation technology survey with coverage of technology jobs from clerk to chief executive officer in more than 80 countries. The Company also offers one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position. The Company was incorporated in Delaware in 1999 and its principal operations are located in Needham, Massachusetts. Since December of 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. In August 2008, the Company acquired Infobasis Limited, now known as Salary.com Limited, a competency-based, learning and development software company, located in Abingdon, United Kingdom. On December 17, 2008, the Company acquired Genesys Software Systems, Inc. (Genesys), a leading provider of on-demand HRMS, benefits and payroll services. The Company conducts its business primarily in the United States; however, it expects to continue to expand its international business in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 11, 2009, the date the financial statements were made available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Pursuant to accounting requirements of the Securities and Exchange Commission (“SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, goodwill and intangible assets, acquisition accounting, income taxes, allowance for doubtful accounts, stock-based compensation and capitalization of software development costs. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on June 29, 2009, with the exception of net loss attributable to common stockholders per share as noted below.

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	June 30,
	2009	2008
	(unaudited)
Options to purchase common stock	1,652,276	1,625,995
Warrants to purchase common stock	53,612	56,985
Restricted stock awards	2,089,441	2,459,460
Restricted shares (1)	577,594	1,175,877

Total options, warrants, restricted stock awards and restricted shares exercisable or convertible into common stock	4,372,923	5,318,317

(1)	Represents stock options that have been exercised, but unvested as of the reporting date. As such, the related common stock is legally issued and outstanding.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS 128. The Company determined that the implementation of FSP EITF 03-6-1 resulted in the restricted stock outstanding that is related to the early exercise of stock options being included in the computation of EPS. The following table sets forth the impact of the Company’s adoption of FSP EITF 03-6-1 for the three months ended June 30, 2009 and 2008, respectively:

	Three months ended
	June 30, 2009			June 30, 2008
	(unaudited, in thousands except for per share data)
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Reported net loss per share - basic and diluted	$(5,148)	15,598	$(0.33)	$(6,162)	14,597	$(0.42)
Restricted stock included in computation upon adoption	—	577	0.01	—	1,176	0.03

Adjusted net loss per share - basic and diluted	$(5,148)	16,175	$(0.32)	$(6,162)	15,773	$(0.39)

Comprehensive Loss

Comprehensive income for the three months ended June 30, 2009 and 2008 consists of the following:

	Three months ended June 30
	2009	2008
	(in thousands)
Net loss	$(5,148)	$(6,162)
Cumulative translation adjustment	431	(1)
Comprehensive loss	$(4,717)	$(6,163)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity, which expects to widely distribute its financial statements to its shareholders and other users, to evaluate subsequent events through the issuance date of the respective financial statements. In addition, SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). The Statement prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. These disclosures include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP FAS 141(R)-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria, in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. The FSP also amends the subsequent measurement and accounting guidance, and disclosure requirements in Statement 141R. No subsequent accounting guidance is provided in the FSP, and the Board expects an acquirer to develop a systematic

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In October 2008, the FASB issued FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

On November 24, 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. The useful life of the asset should be determined as the period over which the reporting entity expects a defensive asset to contribute directly or indirectly to the entity’s future cash flows, in accordance with paragraph 11 of FASB Statement No. 142, Goodwill and Other Intangible Assets. The scope of the issue excludes acquired in-process research and

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

development assets. EITF 08-7 is effective for defensive assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. Early application is not permitted. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of June 30, 2009 and March 31, 2009, consist of the following:

	(in thousands, unaudited)
	June 30, 2009			March 31, 2009
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Amortizable intangible assets:
Non-compete agreements (5 years)	$1,853	$1,036	$817	$1,826	$898	$928
Customer relationships (5-7 years)	9,317	2,512	6,805	9,059	2,090	6,969
Developed technology (5-7 years)	5,272	524	4,748	5,094	297	4,797
Other intangible assets (5-18 years)	328	175	153	326	164	162
Trade name (5-7 years)	1,411	102	1,309	750	43	707
Data acquisition costs (1-3 years)	4,683	2,437	2,246	4,643	2,094	2,549

Total amortizable intangible assets	22,864	$6,786	16,078	21,698	$5,586	16,112

Unamortizable intangible assets:
Goodwill	17,203		17,203	14,734		14,734
Other indefinite lived intangible assets	935		935	1,504		1,504

Total goodwill and other indefinite lived intangible assets	18,138		18,138	16,238		16,238

Total intangible assets	$41,002		$34,216	$37,936		$32,350

The Company’s indefinite-lived acquired intangible assets consist of trade names and domain names. All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three months ended June 30, 2009 and 2008 was approximately $1,152,000 and $777,000, respectively, of which $414,000 and $397,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to the Company’s customers.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
(in thousands)

2010	$4,657
2011	3,916
2012	2,931
2013	2,046
2014	1,507

The changes in the carrying amount of goodwill for the three months ended June 30, 2009 are as follows:

(in thousands)

Balance as of March 31, 2009	$14,734
Increase to goodwill from acquisitions	46
Increase to goodwill from contingent consideration earned	2,005
Increase to goodwill due to foreign exchange	418

Balance as of June 30, 2009	$17,203

4. ACQUISITION OF BUSINESS

Genesys Software Systems, Inc.

On December 17, 2008, the Company acquired all issued and outstanding shares of Genesys Software Systems, Inc. (“Genesys”), a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, the Company paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common into options to purchase approximately 519,492 shares of the Company’s common stock. In addition, the Genesys shareholders and option holders are eligible to earn additional consideration of up to $2,000,000 which would be paid in cash or shares of the Company’s common stock, at the Company’s option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. As of June 30, 2009, the $2.0 million of additional consideration had been earned and recorded as goodwill. The purchase price to be allocated for financial accounting purposes was approximately $9.4 million, which includes $1.1 million of options to purchase the Company’s common stock and approximately $1.9 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations. The Company preliminarily allocated $4.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by Genesys will be complementary to the Company’s on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 17, 2008.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount

Assets acquired, primarily accounts receivable	$5,299
Assumed liabilities	(7,154)

Net liabilities acquired	(1,855)

Non-compete agreement (amortization period 5 years)	60
Customer relationships (amortization period 7 years)	2,400
Developed technology (amortization period 7 years)	4,000
Trade name (amortization period 5 years)	750
Goodwill (not deductible for tax purposes)	4,077

Total purchase price	$9,432

5. STOCK-BASED COMPENSATION

Stock Options

Stock-based compensation by line item in the statement of operations for the three months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30
	2009	2008
	(in thousands)

Cost of revenues	$225	$400
Research and development	260	266
Marketing and sales	581	717
General and administrative	419	604

	$1,485	$1,987

Stock option activity, under all plans, during the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding - beginning of period	1,886,042	$5.40	1,645,699	$6.74
Granted	—		—
Exercised	(54,225)	0.57	(9,603)	0.55
Canceled	(180,213)	7.41	(10,101)	8.47

Outstanding - end of period	1,651,604	$5.34	1,625,995	$6.77

Exercisable - end of period	1,147,700	$4.60	446,359	$5.60

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving restricted shares, which are then subject to vesting under the respective option’s vesting schedule. Restricted shares are subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the restricted shares at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the restricted shares upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as a subscription payable of $129,000 as of June 30, 2009, which is included in “Accrued expenses and other current liabilities.” Upon vesting of the restricted shares, the subscription payable is relieved and recorded in equity. As of June 30, 2009 and 2008, there were 577,594 and 1,175,877 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

As of June 30, 2009, there was approximately $2.7 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.5 years.

Compensation expense related to stock options included in the statement of operations for the three months ended June 30, 2009 and 2008 was approximately $296,000 and $402,000, respectively. Compensation expense related to stock options is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

On January 12, 2007, the Board of Directors of the Company approved forms of stock option agreements and restricted stock agreements for use under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) pursuant to which the Company has granted stock options and restricted stock awards. On May 5, 2008, the Board of Directors of the Company approved a form of deferred stock award agreement for use under the 2007 Plan pursuant to which the Company has granted deferred stock awards. The shares of restricted stock and deferred stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock and deferred stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unrecognized compensation expense related to restricted stock and deferred stock awards was $7.9 million as of June 30, 2009. This cost is expected to be recognized over a weighted-average period of 1.5 years. During the first quarter of fiscal 2009, the Company issued common stock with a value of $1.7 million as payment for the fiscal year 2008 employee bonuses and other incentive programs. The expense for the bonus and incentive programs is classified as payroll compensation in the period in which it is earned.

The following table presents a summary of the restricted stock and deferred stock award activity for the three months ended June 30, 2009 and 2008.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested balance - beginning of period	2,508,915	$5.48	1,565,143	$10.86
Awarded	30,132	2.24	1,493,892	4.80
Vested	(369,603)	5.19	(443,720)	5.29
Canceled	(80,003)	4.04	(155,855)	12.50

Unvested balance - end of period	2,089,441	$5.54	2,459,460	$8.08

The Company recorded compensation expense of approximately $1,143,000 and $1,544,000 related to restricted stock and deferred stock awards during the three months ended June 30, 2009 and 2008, respectively.

Shares Available for Grant

The following is a summary of all stock option and restricted stock award activity and shares available for grant under the 2007 Plan and for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
Shares available for grant	2009	2008

Balance - beginning of period	2,483,409	1,567,183
Restricted stock awards granted	(30,132)	(1,493,892)
Stock options cancelled/forfeited	192,075	14,431
Restricted stock awards cancelled/forfeited	80,003	155,855

Balance - end of period	2,725,355	243,577

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Distribution and Dilutive Effect of Options and Restricted Shares

	Three Months Ended June 30,
	2009	2008

Shares of common stock outstanding	15,660,501	15,019,483

Restricted stock awards granted	30,132	1,493,892
Stock options cancelled/forfeited	(192,075)	(10,101)
Restricted stock awards cancelled/forfeited	(80,003)	(155,855)

Net options/restricted stock granted	(241,946)	1,327,936

Grant dilution (1)	-1.5%	8.8%

Stock options exercised	54,225	9,603
Restricted stock awards vested	369,603	443,720

Total stock options exercised/restricted stock awards vested	423,828	453,323

Exercised dilution (2)	2.7%	3.0%

(1)	The percentage for grant dilution is computed based on net options and restricted stock awards granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. The Company recorded compensation expense of approximately $46,000 and $24,000 related to shares issued under our employee stock purchase plan for the three months ended June 30, 2009 and 2008, respectively.

Warrants

As of June 30, 2009, the Company had outstanding warrants to purchase 53,612 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2009
	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	53,612	$1.74
Granted	—
Exercised	—
Canceled	—

Outstanding - end of period	53,612	$1.74

Exercisable - end of period	53,612	$1.74

Stock Repurchase Program

On December 15, 2008, the Board of Directors authorized the repurchase by the Company of up to $2.5 million of its common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, the Company’s Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. During the three months ended June 30, 2009 the Company repurchased and retired 862,406 shares with a total value of approximately $1.6 million pursuant to this repurchase program. Since the inception of the repurchase program through June 30, 2009, 1,056,230 shares with a total value of approximately $1.9 million have been repurchased and retired by the Company.

6. COMMITMENTS AND CONTINGENCIES

Vendor Financing Agreement

In June 2008, the Company entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. The Company will make quarterly payments of approximately $64,000 for a term of 36 months.

Equipment Leaseline

On April 17, 2008, the Company entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of June 30, 2009, the Company had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, the Company entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, at June 30, 2009, the Company had approximately $1.1 million in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of its master lease agreements.

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

The amount of unrecognized tax benefits as of June 30, 2009 was $118,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of June 30, 2009, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

As of June 30, 2009, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2005 through 2008. Additionally, since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the foreign taxing authorities.

8. REVOLVING CREDIT FACILITY

On August 8, 2008, the Company entered into a modification of its existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, the Company entered into a second modification of its credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, the Company entered into a third modification of its credit facility to extend the term of this credit facility two years to October 8, 2010 and increased the line of credit from $5,000,000 to $10,000,000. On March 16, 2009, the Company entered into a fourth modification of its agreement, which added Genesys as a guarantor to our obligations under the credit facility. As of March 31, 2009, there was $8.1 million outstanding under the credit facility. On April 27, 2009, the Company paid all of the outstanding amounts due under our credit facility.

On June 29, 2009, the Company entered into a Fifth Loan Modification Agreement with Silicon Valley Bank. The agreement modifies the existing credit facility with Silicon Valley Bank to, among other things:

•

Increase the interest rate payable by the Company on advances from the revolving line of credit, so that the Company’s borrowings bear interest at the greater of the bank’s prime rate and 4% or, if the Company’s unrestricted cash balance falls below $20 million, at the bank’s prime rate plus 0.5%;

•	Increase the fee payable on the unused portion of the revolving line of credit to 0.5%;

•

Amend certain financial covenants to be based upon the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) rather than the Company’s domestic invoices; and

•	Increasing the amount of stock the Company can repurchase under its repurchase plans to $2.25 million.

On August 10, 2009, the Company entered into a Consent with Silicon Valley Bank regarding its existing credit facility to (i) exclude $300 thousand of stock repurchase made during June 2009 from the calculation of EBITDA for the three months ended June 30, July 31, and August 31, 2009 and (ii) to increase the limit on stock repurchases from $2.25 million to $2.45 million.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Up to $10 million is available under this credit facility and the facility is collateralized by substantially all of the Company’s assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The modification agreement contains financial covenants that require the Company to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If the Company’s unrestricted cash falls below $20 million, then the amount the Company could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, the Company is required to maintain unrestricted cash plus borrowing availability of at least $15 million and meet adjusted EBITDA targets for trailing three-month periods on a monthly basis. As of June 30, 2009, there was $6.0 million outstanding under the credit facility.

9. FUNDS HELD FOR CLIENTS AND CLIENT FUND OBLIGATIONS

Funds held for clients represent assets that are restricted for use solely for the purpose of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as a current asset under the caption funds held for clients on the Consolidated Balance Sheets. Funds held for clients are invested in overnight money market securities and had a balance of $2.3 million at June 30, 2009.

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations of $2.3 million as a current liability on the Consolidated Balance Sheet as of June 30, 2009. The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services will vary significantly during the fiscal year.

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

10. RESTRUCTURING CHARGES

On January 7, 2009, the Company implemented and completed a workforce reduction of approximately 100 employees, representing approximately sixteen percent (16%) of the Company’s workforce. The Company implemented this workforce reduction in response to the current and anticipated macro-economic uncertainties. As a result of the workforce reduction, the Company recorded restructuring charges of approximately $3.1 million in fiscal year 2008. These charges were comprised of $1.8 million in stock compensation charges associated with the accelerated vesting of unvested awards, $1.2 million in severance payments, and $0.1 million in various other costs. In addition to these restructuring charges and related payments, during the first quarter of fiscal 2010, the Company paid one-time severance benefits of approximately $0.1 million to former employees as a result of termination actions not directly associated with our January 7, 2009 workforce reduction.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the accrued restructuring balance for the three months ended June 30, 2009 is as follows:

	(in thousands)
	Severance	Stock Compensation	Other	Total
Accrued restructuring balance at March 31, 2009	268	—	31	299

Cash payments	(266)	—	(21)	(287)

Non-cash charges	—	—	—	—

Accrued restructuring balance at June 30, 2009	$2	$—	$10	$12

The Company anticipates that the remaining payments related to the restructuring will occur during the second quarter of fiscal 2010.

11. SEGMENT AND RELATED INFORMATION

The following tables summarize selected financial information of the Company’s operations by geographic locations:

Revenues by geographic location consist of the following:

	Three months ended June 30
	2009	2008
	(in thousands)

Revenues:
United States	$10,728	$8,932
All other countries	629	682

Total Revenues	$11,357	$9,614

Long-lived assets as of June 30, 2009 and March 31, 2009 by geographic location consist of the following:

	June 30, 2009	March 31, 2009
	(in thousands)

Long-lived assets:
United States	$32,975	$29,976
All other countries	7,664	7,078

Total long-lived assets	$40,639	$37,054

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended June 30,
	2009	2008
	(in thousands, unaudited)
Supplemental cash flow information:
Cash paid for interest	$65	$—

Noncash operating activities:
Bonus paid in common stock	—	1,606
Incentive compensation paid in common stock	—	119
Board of Directors fees paid in common stock	217	145

Noncash financing activities
Vendor financed equipment purchases	—	674

Cash paid for acquisitions
Deferred/contingent consideration payments	—	250

Cash paid for acquisitions	$—	$250

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of on-demand human resource management systems (“HRMS”)/payroll, compensation, performance management and competency management solutions in the human capital software-as-a-service (“SaaS”) market. We offer software and services that are tightly integrated with our proprietary data sets to help businesses and individuals manage pay and performance. Companies of all sizes turn to us to effectively and efficiently compensate, promote and manage their employees. With our help, companies can put the right talent in the right roles to deliver business objectives and individuals at all levels can determine their worth.

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

Our data sets contain base, bonus and incentive pay data for positions held by employees and top executives in thousands of public companies. Our flagship offering is CompAnalyst ®, a suite of on-demand compensation management applications that integrates our data, third-party survey data and a customer’s own pay data with a complete analytics offering. In 2008, we expanded our CompAnalyst market data and added new geographic coverage in the Canadian market. Our Canadian content continues to attract a diverse set of customers across multiple industries. We continue to build our IPAS ® global compensation technology survey with coverage of technology jobs in more than 80 countries.

Our on-demand performance management solutions offer our customers effective and measurable ways to attract and inspire employee performance. TalentManager ®, our employee lifecycle performance management software suite, helps businesses automate performance reviews, streamline compensation planning, perform succession planning, and link employee pay to performance. TalentManager helps employers gain visibility into their performance cycle and drive employee engagement in the process through a configurable, easy to use interface that can be personalized by users. Using TalentManager, we believe that employers can improve their performance management systems and model the critical jobs skills they need to achieve their business goals. Our TalentManager succession planning application was named 2008 product of the year by a leading human resources industry publication.

With our fiscal 2009 acquisitions of InfoBasis Limited, now known as Salary.com Limited, and Genesys Software Systems, Inc. (Genesys), we further expanded our addressable market. Salary.com Limited provides customers with competency-based learning and development software and Genesys offers a broad range of on-demand and licensed human resources management systems and payroll solutions, including benefits and tax filing services. These acquisitions have also given us the ability to offer our customers a bundled package that includes our HR data and point solution tools for compensation and competency management, our strategic talent management solutions for performance management, compensation and succession planning, and learning and development and our transactional HR solutions for payroll, tax, benefits, HRMS and employee self service. We are working to further leverage the synergies among our different products by developing a single, integrated product suite that will contain all of these elements. We believe that an integrated product suite will offer a cost effective way to automate performance and develop a strong internal pipeline of leaders beyond what can be achieved through bundling our products.

We were organized as a Delaware corporation in 1999. As of June 30, 2009, our enterprise subscriber base has grown to more than 3,500 companies who spend from $2,000 to more than $100,000 annually. We have achieved 33 consecutive quarters of revenue growth since April 2001. During the three months ended June 30, 2009, we incurred an operating loss of $5.0 million compared to an operating loss of $8.6 million in the three months ended March 31, 2009. During the three months ended June 30, 2009, we experienced operating cash inflows of $0.1 million compared to operating cash outflows $1.4 million in the three months ended March 31, 2009. As of June 30, 2009, we had an accumulated deficit of $71.6 million.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended June 30, 2009 and 2008, subscription revenues accounted for 92% and 93%, respectively, of our total revenues and for the three months ended June 30, 2009 and 2008, advertising revenues accounted for 8% and 7%, respectively, of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, sales of payroll perpetual licenses, maintenance and hosting services including related implementation and consulting services, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of June 30, 2009, approximately 50% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new sales and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Results of Operations

The following table sets forth our total deferred revenue and net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended June 30
	2009	2008
	(in thousands)
Total deferred revenue at end of period	$29,296	$23,268
Net cash provided by (used in) operating activities	88	(2,095)

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues. Revenues for the first quarter of fiscal 2010 were $11.4 million, an increase of $1.8 million, or 19%, compared to revenues of $9.6 million for the first quarter of fiscal 2009. Subscription revenues were $10.4 million for the first quarter of fiscal 2010, an increase of $1.4 million, or 16%, compared to subscription revenues of $9.0 million for the first quarter of fiscal 2009. The growth in subscription revenues was due primarily to our acquisitions during fiscal 2009. Advertising revenues were $913,000 for the first quarter of fiscal 2010 compared to advertising revenues of $625,000 for the first quarter of fiscal 2009. Total deferred revenue as of June 30, 2009 was $29.3 million, representing an increase of $6.0 million, or 26%, compared to total deferred revenue of $23.3 million as of June 30, 2008.

Cost of Revenues. Cost of revenues for the first quarter of fiscal 2010 was $3.6 million, an increase of $0.4 million, or 13%, compared to cost of revenues of $3.2 million for the first quarter of fiscal 2009. The increase in cost of revenues was primarily due to a $1.5 million increase of costs attributable to fiscal 2009 acquisitions, partially offset by decreases of $0.5 million and $0.2 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009, a $0.3 million decrease in incentive compensation charges and a $0.1 million decrease in consulting costs during the first quarter of fiscal 2010. As a percent of total revenues, cost of revenues remained fairly consistent at 33% in the first quarter of fiscal 2010 compared to 34% in the first quarter of fiscal 2009.

Research and Development Expenses. Research and development expenses for the first quarter of fiscal 2010 were $2.3 million, an increase of $0.5 million, or 28%, compared to research and development expenses of $1.8 million for the first quarter of fiscal 2009. The increase in research and development expenses was primarily due to a $0.4 million increase of costs attributable to fiscal 2009 acquisitions and a $0.1 million increase in payroll and related expenses due to the addition of research and development personnel since the first quarter of fiscal 2009. Research and development expenses increased to 20% of total revenues in the first quarter of fiscal 2010 compared to 19% of total revenues in the first quarter of fiscal 2009.

Sales and Marketing Expenses. Sales and marketing expenses for the first quarter of fiscal 2010 were $5.7 million, a decrease of $0.8 million, or 12%, compared to sales and marketing expenses of $6.5 million for the first quarter of fiscal 2009. The decrease was primarily due to a decrease of $0.4 million in advertising and trade show expenses and decreases of $0.2 million and $0.1 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009, a $0.3 million decrease in incentive compensation charges, partially offset by a $0.3 million increase of costs attributable to fiscal 2009 acquisitions. Sales and marketing expenses decreased from 68% of total revenues in the first quarter of fiscal 2009 to 50% of total revenues in the first quarter of fiscal 2010.

General and Administrative Expenses. General and administrative expenses were $4.0 million for the first quarter of fiscal 2010 and 2009. General and Administrative costs remained consistent primarily due to a $0.4 million increase of costs attributable to fiscal 2009 acquisitions, a $0.3 million increase in accounting and legal costs, offset by decreases of $0.3 million and $0.2 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009 and a $0.2 million decrease in incentive compensation charges during the first quarter of fiscal 2010. General and administrative expenses decreased to 36% of total revenues in the first quarter of fiscal 2010 compared to 42% in the first quarter of fiscal 2009.

Amortization of Intangible Assets. Amortization of intangible assets for the first quarter of fiscal 2010 was $738,000 compared to $379,000 in the first quarter of fiscal 2009. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of Salary.com Limited in August 2008 and Genesys in December 2008.

Interest Income. Interest income for the first quarter of fiscal 2010 was $7,000 compared to $250,000 in the first quarter of fiscal 2009. The decrease in interest income was due to a decrease in invested cash balances as well as a decrease in interest rates in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Other Expense. Other expense for the first quarter of fiscal 2010 consisted primarily of $69,000 non-income taxes incurred during the current quarter and interest expense of $37,000 primarily due to borrowings against our revolving credit facility previously used to fund the acquisition of Genesys.

Provision for Income Taxes. The provision for income taxes for the first quarter of fiscal 2010 was $26,000 compared to $86,000 in the first quarter of fiscal 2009. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions.

Acquisition of Business

Genesys Software Systems, Inc.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys, a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, we paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common stock into options to purchase approximately 519,492 shares of our common stock. In addition, the former Genesys security holders are eligible to earn additional consideration of up to $2,000,000 which would be paid in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. As of June 30, 2009, the $2.0 million of additional consideration had been earned and recorded as additional goodwill. The purchase price to be allocated for financial accounting purposes was approximately $9.4 million, which includes $1.1 million of options to purchase our common stock and approximately $1.9 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed in accordance with SFAS 141. We preliminarily allocated $4.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products and services offered by Genesys will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 17, 2008.

Liquidity and Capital Resources

At June 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $17.0 million and accounts receivable, net of allowance for doubtful accounts of $5.9 million, compared to cash and cash equivalents of $21.1 million and accounts receivable, net of allowance for doubtful accounts of $6.0 million at March 31, 2009. Our working capital as of June 30, 2009 was a negative $17.4 million compared to negative working capital of $11.6 million as of March 31, 2009. The reduction in our working capital was primarily due to cash outflows related our fiscal 2009 acquisitions and payments related to our stock repurchase program of $1.8 million. During the first quarter of fiscal 2010, we borrowed against our revolving credit facility and, as of June 30, 2009, we had an outstanding balance of $6.0 million against our line.

Cash provided by operating activities for the three months ended June 30, 2009 was $0.1 million. This amount resulted from a net loss of $5.1 million, adjusted for non-cash charges of $3.5 million and a $1.7 million net increase in working capital accounts. Non-cash items primarily consisted of $0.5 million of depreciation and amortization of property, equipment and software, $1.2 million of amortization of intangible assets and $1.5 million of stock-based compensation. The net increase in working capital of $1.7 million was primarily comprised of increases in accounts payable of $0.9 million and deferred revenue of $0.8 million. The increase in accounts payable was primarily due to additional billings subsequently received related to services received in fiscal 2009 and timing of payments to vendors. The increase in deferred revenue is primarily the result of increased invoicing less revenue recognition from our subscription customers for quarter ended June 30, 2009. The growth in the invoicing was primarily due to increased subscription renewals and increased sales to existing customers. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months. The decreases in accounts payable, accrued expenses and other current liabilities are due primarily to the timing of payments to vendors.

Cash provided by investing activities was $10.5 million and consisted primarily of a decrease of $10.6 million of funds obtained from payroll customers to be used in satisfying related obligations partially offset by $0.1 million paid for purchases of data sets and property, equipment and software. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash used in financing activities was $14.5 million, which consisted primarily of $9.1 million of repayments of our revolving line of credit, $1.8 million of repurchases of our stock, $10.6 million related to decreases in payroll customer related obligations, partially offset by borrowings of $7.0 million against our line of credit.

On December 30, 2006, we entered into an agreement with a vendor to obtain additional data sets that runs for an initial one year term following the date of the initial delivery. The fee for the initial term was $1.5 million. At the end of the initial term, November 17, 2008, the agreement automatically renewed in accordance with the terms of the agreement for the first of up to six subsequent one year renewal terms, the remainder of such subsequent renewal terms are terminable by us. In December 2008, we extended the initial term of the agreement to June 30, 2009. On June 30, 2009, we terminated the agreement.

On August 3, 2007, we acquired the assets of ITG. Under the terms of the agreement, the former owners of ITG are eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration will be paid 75% in cash and 25% in common stock. As of June 30, 2009, all $1.0 million of the additional consideration has been earned and recorded as additional goodwill and recorded as compensation expense.

On December 21, 2007, we acquired the assets of Schoonover Associates, Inc. Schoonover will be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and 112,646 newly issued shares of common stock valued at $1.5 million, which are eligible to vest ratably over such five-year period. As of June 30, 2009, $100,000 of the additional consideration has been earned.

On April 17, 2008, we entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of June 30, 2009, we had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, we entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, at June 30, 2009, we had approximately $1.1 million in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of its master lease agreements.

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

On August 10, 2009, the Company entered into a Consent with Silicon Valley Bank regarding its existing credit facility to (i) exclude $300 thousand of stock repurchase made during June 2009 from the calculation of EBITDA for the three months ended June 30, July 31, and August 31, 2009 and (ii) to increase the limit on stock repurchases from $2.25 million to $2.45 million.

Up to $10 million is available under this credit facility and the facility is collateralized by substantially all of our assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The modification agreement contains financial covenants that require us to maintain an unrestricted cash balance at Silicon Valley Bank of at least $20 million. If our unrestricted cash falls below $20 million, then the amount we could borrow under the line of credit would be limited to a borrowing base consisting of a specified percentage of accounts receivable and a specified percentage of future billings. In addition, we are required to maintain unrestricted cash plus borrowing availability of at least $15 million and meet adjusted EBITDA targets for trailing three-month periods on a monthly basis. As of June 30, 2009, there was $6.0 million outstanding under the credit facility.

On August 21, 2008, we acquired the share capital of Salary.com Limited. Under the terms of the agreement, the former employee owners of Salary.com Limited will be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for 5 years, allocated proportionately amongst the former employee owners.

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

On December 15, 2008, the Board of Directors authorized the repurchase by us of up to $2.5 million of our common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, our Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. As of June 30, 2009, 1,056,230 shares with a total value of approximately $1.9 million have been repurchased and retired by the Company pursuant to this repurchase program.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys. Under the terms of the agreement, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2,000,000 which would be paid in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the first year after the closing of the merger. As of June 30, 2009, the $2.0 million of additional consideration had been earned and recorded as goodwill.

On January 7, 2009, we implemented and completed a workforce reduction of approximately 100 employees, representing approximately 16% of our workforce. We implemented this workforce reduction in response to the current and anticipated macro-economic uncertainties. As a result of the workforce reduction, we recorded restructuring charges of approximately $3.1 million in fiscal 2009. These charges were comprised of $1.8 million in stock compensation charges associated with the accelerated vesting of unvested awards, $1.2 million in severance payments, and $0.1 million in various other costs. We expect the reduction in workforce to yield approximately $10 million in pre-tax annual cost savings.

In February 2009, we entered into a new office lease for our wholly foreign owned enterprise in Montego Bay, Jamaica. The lease is for approximately 511 square meters and has an initial term of two years, commencing in November 2008. We can extend the lease for an additional year at the end of the initial term.

In April 2009, we entered into a new office sublease for our corporate offices in Needham, Massachusetts. The lease is for approximately 36,288 square feet and has an initial term of twenty-one months, commencing in May 2009.

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

During recent fiscal years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Other than as discussed above, there have been no material changes to our contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Income Taxes. We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of June 30, 2009, we have a valuation allowance of $18.2 million against our deferred tax assets.

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

We recognized stock-based compensation pursuant to SFAS 123R in the amount of $1.5 million and $2.0 million in the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we had $10.6 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity, which expects to widely distribute its financial statements to its shareholders and other users, to evaluate subsequent events through the issuance date of the respective financial statements. In addition, SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). The Statement prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. These disclosures include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP FAS 141(R)-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria, in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. The FSP also amends the subsequent measurement and accounting guidance, and disclosure requirements in Statement 141R. No subsequent accounting guidance is provided in the FSP, and the Board expects an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In October 2008, the FASB issued FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition.

On November 24, 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. The useful life of the asset should be determined as the period over which the reporting entity expects a defensive asset to contribute directly or indirectly to the entity’s future cash flows, in accordance with paragraph 11 of FASB Statement No. 142, Goodwill and Other Intangible Assets. The scope of the issue excludes acquired in-process research and development assets. EITF 08-7 is effective for defensive assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. Early application is not permitted. The adoption of this standard as of April 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Substantially all sales to customers and arrangements with vendors provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our consolidated revenues and operational expenses consist of international revenues and operational expenses which are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those revenues and operating costs. For the three months ended June 30, 2009, the Company incurred foreign exchange gains of $0.1 million. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

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

(b) Changes in internal controls over financial reporting. We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. As a result of the evaluation completed by the Company, and in which Messrs. Plunkett and Chicoyne participated, the Company has concluded that there were no changes during the fiscal quarter ended June 30, 2009 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	our ability to become profitable;

•	the ability of our solutions to achieve market acceptance;

•	a highly competitive market for compensation management, talent management and HRMS/payroll solutions;

•	failure of our customers to renew their subscriptions for our products;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our ability to generate additional revenues from investments in sales and marketing;

•	our ability to integrate acquired companies and businesses;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	the loss of key personnel;

•	unfavorable economic and market conditions caused by the recent financial crisis in the credit markets; and

•	other factors discussed elsewhere in this report.

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

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of June 30, 2009, our accumulated deficit is approximately $71.6 million. Our recent operating losses were $5.0 for the three months ended June 30, 2009, $26.5 million for the fiscal year ended March 31, 2009, $12.3 million for the fiscal year ended March 31, 2008, and $8.3 million for the fiscal year ended March 31, 2007. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of June 30, 2009, we had net operating loss carryforwards of approximately $35.0 million for state and federal tax purposes. These loss carryforwards expire at various dates through 2028. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option Plan and our 2004 Stock Option Plan (collectively referred to as our Stock Plans), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. In addition, in December 2008, our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 million. The objective of the stock repurchase program is to improve stockholders’ returns. On April 17, 2009, our Board of Directors increased the size of our share repurchase program to $7.5 million. At June 30, 2009, approximately $5.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased by us were retired as of June 30, 2009. Our credit facility with Silicon Valley Bank currently limits repurchases under our $7.5 million stock repurchase program to $2.45 million. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended June 30, 2009:

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – 30	682,315	$1.53	668,442	$6,115,204

May 1 – 31	100,044	$2.19	34,498	$6,039,297

June 1 – 30	170,355	$2.70	159,466	$5,582,283

Total	952,714	$1.81	862,406	$5,582,283

(1)	Includes shares originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.
(2)	Represents shares received under our prepaid stock repurchase programs. We expended approximately $1.6 million during the quarter ended June 30, 2009 for repurchases of our common stock. For more information see Note 5 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(3)	Includes shares reacquired in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: August 11, 2009	/s/ Bryce Chicoyne
Bryce Chicoyne
Chief Financial Officer
(Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fifth Loan Modification Agreement, dated as of June 29, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.8.5 to the Company’s Annual Report on Form 10-K filed June 29, 2009, SEC File No. 001-33312).

10.2	Separation Agreement and Release, dated as of May 26, 2009, by and between Salary.com, Inc. and Meredith Hanrahan (incorporated by reference to Exhibit 10.8.5 to the Company’s Annual Report on Form 10-K filed June 29, 2009, SEC File No. 001-33312).*

10.3	Separation Agreement and Release, dated as of April 7, 2009, by and between Salary.com, Inc. and William H. Coleman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2009, SEC File No. 001-33312). *

10.4	Sublease Agreement, dated as of March 23, 2009, by and between Salary.com, Inc. and Nuance Communications, Inc. (filed herewith).

10.5	Consent, dated August 10, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Compensatory plan or arrangement