Form 10-Q
period 2009-09-30
SALARY. COM, INC.
filed 2009-11-12
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	16,482,665 shares
Class	Outstanding at November 5, 2009

SALARY.COM, INC. AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements:

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30 2009	March 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,080	$21,085
Accounts receivable, less allowance for doubtful accounts of $263 and $170, at September 30, 2009 and March 31, 2009, respectively	6,626	6,040
Prepaid expenses and other current assets	1,599	1,558

Total currents assets before funds held for clients	24,305	28,683
Funds held for clients	9,401	12,964

Total current assets	33,706	41,647

Property, equipment and software, net	2,515	3,025
Amortizable intangible assets, net	15,182	16,112
Other intangible assets	935	1,504
Goodwill	17,175	14,734
Restricted cash	1,126	1,125
Other assets	257	554

Total assets	$70,896	$78,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,032	$1,379
Accrued compensation	872	963
Accrued expenses and other current liabilities	6,082	3,300
Revolving credit facility	6,025	8,125
Deferred revenue, current portion	27,280	26,556

Total current liabilities before client funds obligations	43,291	40,323
Client funds obligations	9,401	12,964

Total current liabilities	52,692	53,287

Deferred revenue, less current portion	2,585	1,729
Other long-term liabilities	1,768	1,742

Total liabilities	57,045	56,758

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,872,626 and 16,104,454 issued and outstanding at June 30, 2009 and March 31, 2009	2	2
Additional paid-in capital	90,739	89,372
Accumulated deficit	(76,261)	(66,452)
Accumulated other comprehensive loss	(629)	(979)

Total stockholders’ equity	13,851	21,943

Total liabilities and stockholders’ equity	$70,896	$78,701

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Subscription revenues	$10,750	$9,858	$21,194	$18,848
Advertising revenues	895	688	1,808	1,313

Total revenues	11,645	10,546	23,002	20,161

Cost of revenues	3,746	3,131	7,379	6,372

Gross profit	7,899	7,415	15,623	13,789

Operating expenses:
Research and development	2,438	2,296	4,701	4,105
Sales and marketing	5,559	7,153	11,275	13,643
General and administrative	3,735	3,941	7,770	7,937
Amortization of intangible assets	756	444	1,494	823

Total operating expenses	12,488	13,834	25,240	26,508

Loss from operations	(4,589)	(6,419)	(9,617)	(12,719)

Other income (expense), net:
Interest income	4	206	11	457
Other expense, net	(56)	(30)	(157)	(57)

Total other income (expense), net	(52)	176	(146)	400

Loss before provision for income taxes	(4,641)	(6,243)	(9,763)	(12,319)
Provision for income taxes	20	56	46	143

Net loss	$(4,661)	$(6,299)	$(9,809)	$(12,462)

Net loss per share - basic and diluted	$(0.29)	$(0.39)	$(0.61)	$(0.78)

Weighted average shares outstanding - basic and diluted	16,165	16,247	16,212	16,041

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2009	16,104,454	$2	$89,372	$(66,452)	$(979)	$21,943

Issuance of common stock for option and warrant exercises	196,548	—	167	—	—	167
Net restricted stock awards issued and vested	274,102	—	(259)	—	—	(259)
Vesting of early exercise stock options	140,642	—	32	—		32
Issuance of common stock for Board of Director fees	54,349	—	217	—	—	217
Issuance of common stock for the employee stock purchase plan	45,460	—	59	—	—	59

Repurchase and retirement of common stock	(1,041,054)	—	(2,111)			(2,111)

Issuance of common stock for bonuses	98,125	—	281			281
Stock-based compensation expense	—	—	2,981	—	—	2,981
Comprehensive loss:		—
Cumulative translation adjustment	—	—	—		350	350
Net loss	—	—	—	(9,809)	—	(9,809)

Comprehensive loss	—	—	—	—	—	(9,459)

Balance at September 30, 2009	15,872,626	$2	$90,739	$(76,261)	$(629)	$13,851

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	September 30,
	2009	2008
Cash flows from operating activities:	(unaudited)
Net loss	$(9,809)	$(12,462)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization of property, equipment and software	918	576
Amortization of intangible assets	2,335	1,607
Stock-based compensation	2,981	4,465
Board of Directors fees paid in common stock	217	244
Consulting fees paid in common stock	—	250
Increase (reduction) in provision for doubtful accounts	93	(5)
Loss on sale or disposal of property, equipment, and software	19	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(632)	(37)
Prepaid expenses and other current assets	(43)	(152)
Other assets	297	(48)
Increase (decrease) in:
Accounts payable	1,571	364
Accrued expense and other current liabilities	1,102	684
Other long-term liabilities	(10)	140
Deferred revenue	1,420	1,306
Deferred tax liabilities	47	—

Net cash provided by (used in) operating activities	506	(3,068)

Cash flows from investing activities:
Cash paid for acquisition of business	(46)	(5,637)
Cash paid for acquisition of data	(39)	(23)
Cash paid for other intangible assets	(345)	(9)
Increase in restricted cash	(1)	(378)
Purchases of property, equipment and software	(145)	(548)
Proceeds on sale of property, equipment, and software	3	—
Capitalization of software development costs	(173)	(79)
Net decrease in assets held to satisfy client funds obligations	3,563	—

Net cash provided by (used in) investing activities	2,817	(6,674)

Cash flows from financing activities:
Proceeds from revolving credit facility	11,975	—
Repayments of revolving line of credit and note payable	(14,202)	(64)
Proceeds from exercise of common stock options and warrants	226	111
Repurchase of unvested exercised stock options	(27)	(16)
Repurchase and retirement of common and restricted stock	(2,545)	—
Net decrease in client funds obligations	(3,563)	—

Net cash (used in) provided by financing activities	(8,136)	31

Effect of exchange rate changes on cash and cash equivalents	(192)	2

Net decrease in cash and cash equivalents	(5,005)	(9,709)
Cash and cash equivalents, beginning of year	21,085	37,727

Cash and cash equivalents, end of year	$16,080	$28,018

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Salary.com, Inc. (the “Company”) is a leading provider of on-demand talent management, payroll and compensation solutions in the human capital software-as-a-service (“SaaS”) market. The Company’s software, services and proprietary content help businesses and individuals manage pay and performance, as well as automate, streamline and optimize critical talent management processes. The Company’s products include: CompAnalyst ® , a suite of on-demand compensation management applications that integrates the Company’s data, third-party survey data and a customer’s own pay data with a complete analytics offering; TalentManager ® , the Company’s employee lifecycle performance management software suite which helps businesses automate performance reviews, streamline compensation planning, perform succession planning, and link employee pay to performance; and IPAS ® , a global compensation technology survey with coverage of technology jobs from clerk to chief executive officer in more than 80 countries. The Company also offers one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position. The Company was incorporated in Delaware in 1999 and its principal operations are located in Needham, Massachusetts. Since December of 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. In August 2008, the Company acquired Infobasis Limited, now known as Salary.com Limited, a competency-based, learning and development software company, located in Abingdon, United Kingdom. On December 17, 2008, the Company acquired Genesys Software Systems, Inc. (Genesys), a leading provider of on-demand HRMS, benefits and payroll services. The Company conducts its business primarily in the United States; however, it expects to continue to expand its international business in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. We have evaluated all subsequent events through the date the financial statements were issued on November 12, 2009 and we are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Pursuant to accounting requirements of the Securities and Exchange Commission (“SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited consolidated financial statements and these notes do not include all disclosures required by the General Principles Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, goodwill and intangible assets, acquisition accounting, income taxes, allowance for doubtful accounts, stock-based compensation and capitalization of software development costs. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Attributable to Common Stockholders per Share

Net loss attributable to common stockholders per share is presented in accordance with the Earnings per Share Topic of FASB ASC, which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock unless the effect is antidilutive.

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	September 30,
	2009	2008
	(unaudited)

Options to purchase common stock	1,471,051	1,595,674
Warrants to purchase common stock	53,612	53,612
Restricted stock awards	2,013,106	2,608,003
Restricted shares	449,838	1,018,723

Total options, warrants, restricted stock awards and restricted shares exercisable or convertible into common stock	3,987,607	5,276,012

If the outstanding options and warrants were exercised or converted into common stock or the restricted stock awards and restricted shares were to vest, the result would be anti-dilutive. Therefore, basic and diluted net loss attributable to common stockholders per share is the same for all periods presented in the accompanying consolidated statements of operations.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2009, the Company adopted new accounting guidance as required by the Earnings per Share Topic of FASB ASC. The accounting guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in the Earnings per Share Topic. The Company determined that the weighted average restricted stock outstanding that is related to the early exercise of stock options be included in the computation of earnings per share. The following table sets forth the impact in earnings per share for the three months ended September 30, 2009 and 2008, respectively:

	Three months ended
	September 30, 2009			September 30, 2008
	(unaudited, in thousands except for per share data)
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Reported net loss per share - basic and diluted	$(4,661)	15,653	$(0.30)	$(6,299)	15,144	$(0.42)
Restricted stock included in computation upon adoption	—	512	0.01	—	1,103	0.03

Adjusted net loss per share - basic and diluted	$(4,661)	16,165	$(0.29)	$(6,299)	16,247	$(0.39)

The following table sets forth the impact in earnings per share for the six months ended September 30, 2009 and 2008, respectively:

	Six months ended
	September 30, 2009			September 30, 2008
	(unaudited, in thousands except for per share data)
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Reported net loss per share - basic and diluted	$(9,809)	15,625	$(0.63)	$(12,462)	14,872	$(0.84)
Restricted stock included in computation upon adoption	—	587	0.02	—	1,169	0.06

Adjusted net loss per share - basic and diluted	$(9,809)	16,212	$(0.61)	$(12,462)	16,041	$(0.78)

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, including notes payable approximate their fair value because of their short-term nature.

Recent Accounting Pronouncements

On April 1, 2009, the Company adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted new accounting guidance as issued by the FASB which delayed the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2009, the Company adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on the Company’s consolidated financial statements.

On April 1 2009, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of Presentation” included in “Note 1 — Summary of Significant Accounting Policies” for the related disclosure. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance related to measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of the authoritative accounting guidance, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The accounting guidance will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If the Company elects earlier application and the first reporting period of adoption is not the first reporting period in the Company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the Company’s fiscal year and the Company must disclose the effect of the change to those previously reported periods. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of September 30, 2009 and March 31, 2009, consist of the following:

	(in thousands, unaudited)
	September 30, 2009			March 31, 2009
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Amortizable intangible assets:
Non-compete agreements (5 years)	$1,854	$1,176	$678	$1,826	$898	$928
Customer relationships (5-7 years)	9,258	2,921	6,337	9,059	2,090	6,969
Developed technology (5-7 years)	5,611	737	4,874	5,094	297	4,797
Other intangible assets (5-18 years)	363	186	177	326	164	162
Trade name (5-7 years)	1,388	165	1,223	750	43	707
Data acquisition costs (1-3 years)	4,683	2,790	1,893	4,643	2,094	2,549

Total amortizable intangible assets	23,157	$7,975	15,182	21,698	$5,586	16,112

Unamortizable intangible assets:
Goodwill	17,176		17,176	14,734		14,734
Other indefinite lived intangible assets	935		935	1,504		1,504

Total goodwill and other indefinite lived intangible assets	18,111		18,111	16,238		16,238

Total intangible assets	$41,268		$33,293	$37,936		$32,350

The Company’s indefinite-lived acquired intangible assets consist of trade names and domain names. All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three months ended September 30, 2009 and 2008 was approximately $1,183,000 and $869,000, respectively, of which $428,000 and $425,000, respectively, is included in cost of revenues. Acquired intangible asset amortization for the six months ended September 30, 2009 and 2008 was approximately $2,335,000 and $1,645,000, respectively, of which $842,000 and $822,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to the Company’s customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending March 31,
(in thousands)

2010	$4,687
2011	3,943
2012	2,960
2013	2,070
2014	1,542

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the six months ended September 30, 2009 are as follows:

(in thousands)

Balance as of March 31, 2009	$14,734
Increase to goodwill from acquisitions	47
Increase to goodwill from contingent consideration earned	2,086
Increase to goodwill due to foreign exchange	309

Balance as of September 30, 2009	$17,176

4. ACQUISITION OF BUSINESS

Genesys Software Systems, Inc.

On December 17, 2008, the Company acquired all issued and outstanding shares of Genesys Software Systems, Inc. (“Genesys”), a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, the Company paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common stock into options to purchase approximately 519,492 shares of the Company’s common stock. In addition, the Genesys shareholders and option holders are eligible to earn additional consideration of up to $2.0 million which would be paid in cash or shares of the Company’s common stock, at the Company’s option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. As of September 30, 2009, the $2.0 million of additional consideration had been earned and recorded as goodwill. Such amounts are due to be settled in June 2010 at the Company’s option in either cash or stock. The purchase price to be allocated for financial accounting purposes was approximately $9.4 million, which includes $1.1 million of options to purchase the Company’s common stock and approximately $1.9 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company preliminarily allocated $4.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by Genesys will be complementary to the Company’s on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 17, 2008.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has allocated the purchase price on a preliminary basis based upon the estimated fair value of the net assets acquired, as follows:

Amount

Assets acquired, primarily accounts receivable	$5,299
Assumed liabilities	(7,154)

Net liabilities acquired	(1,855)

Non-compete agreement (amortization period 5 years)	60
Customer relationships (amortization period 7 years)	2,400
Developed technology (amortization period 7 years)	4,000
Trade name (amortization period 5 years)	750
Goodwill (not deductible for tax purposes)	4,077

Total purchase price	$9,432

5. STOCK-BASED COMPENSATION

Stock Options

Stock-based compensation by line item in the statement of operations for the three and six months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Cost of revenues	$205	$407	$430	$807
Research and development	278	521	538	788
Marketing and sales	587	720	1,168	1,437
General and administrative	426	829	845	1,433

	$1,496	$2,477	$2,981	$4,465

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity, under all plans, during the three and six months ended September 30, 2009 and 2008 was as follows:

	Six Months Ended September 30, 2009		Six Months Ended September 30, 2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding - beginning of period	1,886,042	$5.40	1,645,699	$6.74
Granted	—		—
Exercised	(194,176)	0.81	(21,583)	0.37
Canceled	(220,815)	7.54	(28,442)	6.08

Outstanding - end of period	1,471,051	$5.69	1,595,674	$6.84

Exercisable - end of period	1,021,359	$5.01	631,620	$6.85

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving restricted shares, which are then subject to vesting under the respective option’s vesting schedule. Restricted shares are subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the restricted shares at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the restricted shares upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as a subscription payable of $100,000 as of September 30, 2009, which is included in “Accrued expenses and other current liabilities.” Upon vesting of the restricted shares, the subscription payable is relieved and recorded in equity. As of September 30, 2009 and 2008, there were 449,838 and 1,018,723 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

As of September 30, 2009, there was approximately $2.1 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.4 years.

Compensation expense related to stock options included in the statement of operations for the three and six months ended September 30, 2009 was approximately $306,000 and $602,000, respectively. Compensation expense related to stock options included in the statement of operations for the three and six months ended September 30, 2008 was approximately $438,000 and $858,000, respectively. Compensation expense related to stock options is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. The Compensation – Stock Compensation Topic of FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

On January 12, 2007, the Board of Directors of the Company approved forms of stock option agreements and restricted stock agreements for use under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) pursuant to which the Company has granted stock options and restricted stock awards. On May 5, 2008, the Board of Directors of the Company approved a form of deferred stock award agreement for use under the 2007 Plan pursuant to which the Company has granted deferred stock awards. The shares of restricted stock and deferred stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock and deferred stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unrecognized compensation expense related to restricted stock and deferred stock awards was $6.7 million as of September 30, 2009. This cost is expected to be recognized over a weighted-average period of 1.4 years. During the second quarter of fiscal 2010 and first quarter of fiscal 2009, the Company issued common stock with a value of $0.5 million and $1.7 million as payment for the fiscal year 2009 and 2008 employee bonuses and other incentive programs, respectively. The expense for the fiscal 2010 and 2009 bonus and incentive programs is classified as payroll compensation in the respective period in which it was earned.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the restricted stock and deferred stock award activity for the three and six months ended September 30, 2009 and 2008.

	Six months ended September 30, 2009		Six months ended September 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested balance - beginning of period	2,508,915	$5.48	1,565,143	$10.86
Awarded	305,518	2.78	2,084,546	4.81
Vested	(666,122)	5.00	(674,941)	6.25
Cancelled	(135,205)	4.43	(366,745)	9.94

Unvested balance - end of period	2,013,106	$5.30	2,608,003	$7.35

The Company recorded compensation expense of approximately $1,192,000 and $2,336,000 related to restricted stock and deferred stock awards during the three and six months ended September 30, 2009, respectively. The Company recorded compensation expense of approximately $2,011,000 and $3,556,000 related to restricted stock and deferred stock awards during the three and six months ended September 30, 2008, respectively.

Shares Available for Grant

The following is a summary of all stock option and restricted stock award activity and shares available for grant under the 2007 Plan and for the six months ended September 30, 2009 and 2008.

	Six Months Ended September 30,
Shares available for grant	2009	2008

Balance - beginning of period	2,483,409	1,567,183
Increase in shares available	—	2,800,000
Restricted stock awards granted	(305,518)	(2,084,546)
Stock options cancelled/forfeited	312,176	96,391
Restricted stock awards cancelled/forfeited	135,205	366,745

Balance - end of period	2,625,272	2,745,773

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution and Dilutive Effect of Options and Restricted Shares

	Six Months Ended September 30,
	2009	2008
Shares of common stock outstanding	15,872,626	15,311,792

Restricted stock awards granted	305,518	2,084,546
Stock options cancelled/forfeited	(312,176)	(96,391)
Restricted stock awards cancelled/forfeited	(135,205)	(366,745)

Net options/restricted stock granted	(141,863)	1,621,410

Grant dilution (1)	-0.9%	10.6%

Stock options exercised	194,176	21,583
Restricted stock awards vested	666,122	674,941

Total stock options exercised/restricted stock awards vested	860,298	696,524

Exercised dilution (2)	5.4%	4.5%

(1)	The percentage for grant dilution is computed based on net options and restricted stock awards granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. The Company recorded compensation expense of approximately $44,000 and $51,000 related to shares issued under our employee stock purchase plan for the six months ended September 30, 2009 and 2008, respectively.

Warrants

As of September 30, 2009, the Company had outstanding warrants to purchase 53,612 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended September 30, 2009
	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	53,612	$1.74
Granted	—
Exercised	—
Canceled	—

Outstanding - end of period	53,612	$1.74

Exercisable - end of period	53,612	$1.74

Stock Repurchase Program

On December 15, 2008, the Board of Directors authorized the repurchase by the Company of up to $2.5 million of its common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, the Company’s Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. During the three and six months ended September 30, 2009 the Company repurchased and retired 178,648 and 1,041,054 shares, respectively, with a total value of approximately $0.5 million and $2.1 million, respectively, pursuant to this repurchase program. Since the inception of the repurchase program through September 30, 2009, 1,234,878 shares with a total value of approximately $2.5 million have been repurchased and retired by the Company.

6. COMMITMENTS AND CONTINGENCIES

Vendor Financing Agreement

In June 2008, the Company entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. The Company will make quarterly payments of approximately $64,000 for a term of 36 months.

Equipment Leaseline

On April 17, 2008, the Company entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of September 30, 2009, the Company had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, the Company entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, at September 30, 2009, the Company had approximately $1.1 million in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with its master lease agreements.

Litigation and Claims

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

The Company follows the provisions of the Income Taxes Topic of FASB ASC, which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before being recognized as a benefit in the financial statements. The Income Taxes Topic of FASB ASC also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions.

The amount of unrecognized tax benefits as of September 30, 2009 was $118,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of September 30, 2009, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

As of September 30, 2009, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2005 through 2008. As of September 30, 2009, the Company had net operating loss carryforwards of approximately $37.7 million for state and federal tax purposes. Since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the foreign taxing authorities.

8. REVOLVING CREDIT FACILITY

On August 8, 2008, the Company entered into a modification of its existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, the Company entered into a second modification of its credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, the Company entered into a third modification of its credit facility to extend the term of this credit facility for two years to October 8, 2010 and increased the line of credit from $5.0 million to $10.0 million. On March 16, 2009, the Company entered into a fourth modification of its agreement, which added Genesys as a guarantor to the Company’s obligations under the credit facility. On June 29, 2009, the Company entered into a fifth modification to its agreement which increased the interest rate and certain fees payable, amended certain financial covenants, and increased the amount of stock the Company can repurchase under its repurchase plans. As of September 30, 2009, there was $6.0 million outstanding under the credit facility. On October 5, 2009, the Company paid all but $1.0 million of the outstanding amounts due under its credit facility.

On October 15, 2009, the Company entered into a sixth modification to its agreement decreasing the line of credit to $5.0 million, modifying the interest rate and amending certain financial covenants.

Following the sixth modification, up to $5 million is available under this credit facility and the facility is collateralized by substantially all of the Company’s assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The line of credit is subject to financial covenants that require the Company to maintain a ratio of assets to liabilities (net of deferred revenue) that is not less than 1.4 to 1.

9. FUNDS HELD FOR CLIENTS AND CLIENT FUND OBLIGATIONS

Funds held for clients represent assets that are restricted for use solely for the purpose of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as a current asset under the caption funds held for clients on the Consolidated Balance Sheets. Funds held for clients are invested in overnight money market securities and had a balance of $9.4 million at September 30, 2009.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations of $9.4 million as a current liability on the Consolidated Balance Sheet as of September 30, 2009. The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services will vary significantly during the fiscal year.

The Company has reported the change in cash flows related to the client’s funding within “net increase in assets held to satisfy client funds obligations” in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the change in cash flows related to the cash received from and paid on behalf of clients within “net increase in client funds obligations” in the financing section of the Statements of Consolidated Cash Flows.

10. RESTRUCTURING CHARGES

On January 7, 2009, the Company implemented and completed a workforce reduction of approximately 100 employees, representing approximately sixteen percent (16%) of the Company’s workforce. The Company implemented this workforce reduction in response to the current and anticipated macro-economic uncertainties. As a result of the workforce reduction, the Company recorded restructuring charges of approximately $3.1 million in fiscal year 2009. These charges were comprised of $1.8 million in stock compensation charges associated with the accelerated vesting of unvested awards, $1.2 million in severance payments, and $0.1 million in various other costs. In addition to these restructuring charges and related payments, during the first quarter of fiscal 2010, the Company paid one-time severance benefits of approximately $0.1 million to former employees as a result of termination actions not directly associated with our January 7, 2009 workforce reduction.

On July 13, 2009, the Company recorded restructuring charges of approximately $0.1 million related to severance payments to four employees terminated by the Company.

SALARY.COM. INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the accrued restructuring balance for the six months ended September 30, 2009 is as follows:

	(in thousands)
		Stock
	Severance	Compensation	Other	Total
Accrued restructuring balance at March 31, 2009	$268	$—	$31	$299

Cash payments	(266)	—	(21)	(287)
Non-cash charges	—	—	—	—

Accrued restructuring balance at June 30, 2009	$2	$—	$10	$12

Cash payments	$(112)	$—	$(10)	$(122)

Non-cash charges	118	—	—	118

Accrued restructuring balance at September 30, 2009	$8	$—	$—	$8

11. SEGMENT AND RELATED INFORMATION

The following tables summarize selected financial information of the Company’s operations by geographic locations:

Revenues by geographic location consist of the following:

	Three months ended		Six months ended
	September 30		September 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Revenues:
United States	$10,854	$10,116	$21,582	$19,049
All other countries	791	430	1,420	1,112

Total Revenues	$11,645	$10,546	$23,002	$20,161

Long-lived assets as of September 30, 2009 and March 31, 2009 by geographic location consist of the following:

	September 30,	March 31,
	2009	2009
	(in thousands)

Long-lived assets:
United States	$39,503	$29,976
All other countries	7,088	7,078

Total long-lived assets	$46,591	$37,054

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended September 30,
	2009	2008
	(in thousands, unaudited)
Supplemental cash flow information:
Cash paid for interest	$83	$—

Noncash operating activities:
Bonus paid in common stock	282	1,607
Incentive compensation paid in common stock	—	118
Board of Directors fees paid in common stock	217	244
Consulting fees paid in common stock	—	250

Noncash investing activities
Liabilities assumed on acquisition of business	—	(2,341)

Noncash financing activities
Vendor financed equipment purchases	—	674

Cash paid for acquisition of business
Net assets acquired (liabilities assumed)	$—	$(2,341)
Goodwill and intangible assets	—	7,560
Direct acquisition related costs	—	168
Deferred/contingent consideration payments	46	250

Cash paid for acquisition of business	$46	$5,637

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of on-demand talent management, payroll, and compensation solutions in the human capital software-as-a-service (“SaaS”) market. We offer software and services that are tightly integrated with our proprietary data sets to help businesses and individuals manage pay and performance. Companies of all sizes turn to us to effectively and efficiently compensate, promote and manage their employees. With our help, companies can put the right talent in the right roles to deliver business objectives and individuals at all levels can determine their worth.

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

Our data sets contain base, bonus and incentive pay data for positions held by employees and top executives in thousands of public companies. Our flagship offering is CompAnalyst®, a suite of on-demand compensation management applications that integrates our data, third-party survey data and a customer’s own pay data with a complete analytics offering. In 2008, we expanded our CompAnalyst market data and added new geographic coverage in the Canadian market. Our Canadian content continues to attract a diverse set of customers across multiple industries. We continue to build our IPAS® global compensation technology survey with coverage of technology jobs in more than 80 countries.

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

With our fiscal 2009 acquisitions of InfoBasis Limited, now known as Salary.com Limited, and Genesys Software Systems, Inc. (Genesys), we further expanded our addressable market. Salary.com Limited provides customers with competency-based learning and development software and Genesys offers a broad range of on-demand and licensed human resources management systems and payroll solutions, including benefits and tax filing services. These acquisitions have also given us the ability to offer our customers a bundled package that includes our HR data and point solution tools for compensation and competency management, our strategic talent management solutions for performance management, compensation and succession planning, and learning and development and our transactional HR solutions for payroll, tax, benefits, human resource management systems (“HRMS”) and employee self service. We are working to further leverage the synergies among our different products by developing a single, integrated product suite that will contain all of these elements. We believe that an integrated product suite will offer a cost effective way to automate performance and develop a strong internal pipeline of leaders beyond what can be achieved through bundling our products.

We were organized as a Delaware corporation in 1999. As of September 30, 2009, our enterprise subscriber base has grown to more than 3,500 companies who spend from $2,000 to more than $100,000 annually. We have achieved 34 consecutive quarters of revenue growth since April 2001. During the three months ended September 30, 2009, we incurred an operating loss of $4.6 million compared to an operating loss of $5.0 million in the three months ended June 30, 2009. During the six months ended September 30, 2009, we experienced operating cash inflows of $0.5 million compared to operating cash outflows $1.3 million in the six months ended June 30, 2009. As of September 30, 2009, we had an accumulated deficit of $76.3 million.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended September 30, 2009 and 2008, subscription revenues accounted for 92% and 93%, respectively, of our total revenues and for the three months ended September 30, 2009 and 2008, advertising revenues accounted for 8% and 7%, respectively, of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, sales of payroll perpetual licenses, maintenance and hosting services including related implementation and consulting services, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of September 30, 2009, approximately 60% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new sales and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Results of Operations

The following table sets forth our total deferred revenue and net cash provided by (used in) operating activities for each of the periods indicated.

	Six Months Ended September 30
	2009	2008
	(in thousands)
Total deferred revenue at end of period	$29,865	$23,953
Net cash provided by (used in) operating activities	506	(3,068)

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenues. Revenues for the second quarter of fiscal 2010 were $11.6 million, an increase of $1.1 million, or 10%, compared to revenues of $10.5 million for the second quarter of fiscal 2009. Subscription revenues were $10.8 million for the second quarter of fiscal 2010, an increase of $0.9 million, or 9%, compared to subscription revenues of $9.9 million for the second quarter of fiscal 2009. The growth in subscription revenues was due primarily to our acquisitions during fiscal 2009. Advertising revenues were $895,000 for the second quarter of fiscal 2010 compared to advertising revenues of $688,000 for the second quarter of fiscal 2009. Total deferred revenue as of September 30, 2009 was $29.9 million, representing an increase of $5.9 million, or 25%, compared to total deferred revenue of $24.0 million as of September 30, 2008.

Cost of Revenues. Cost of revenues for the second quarter of fiscal 2010 was $3.7 million, an increase of $0.6 million, or 20%, compared to cost of revenues of $3.1 million for the second quarter of fiscal 2009. The increase in cost of revenues was primarily due to a $1.2 million increase of costs attributable to the Genesys acquisition, partially offset by decreases of $0.4 million and $0.2 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009. As a percent of total revenues, cost of revenues increased from 30% in the second quarter of fiscal 2009 to 32% in the second quarter of fiscal 2010.

Research and Development Expenses. Research and development expenses for the second quarter of fiscal 2010 were $2.4 million, an increase of $0.1 million, or 6%, compared to research and development expenses of $2.3 million for the second quarter of fiscal 2009. The increase in research and development expenses was primarily due to a $0.3 million increase of costs attributable to the acquisition of Genesys partially offset by a $0.2 million decrease in stock-based compensation due to the reduction in workforce implemented in the fourth quarter of fiscal 2009. Research and development expenses decreased from 22% of total revenues in the second quarter of fiscal 2009 compared to 21% of total revenues in the second quarter of fiscal 2010.

Sales and Marketing Expenses. Sales and marketing expenses for the second quarter of fiscal 2010 were $5.6 million, a decrease of $1.6 million, or 22%, compared to sales and marketing expenses of $7.2 million for the second quarter of fiscal 2009. The decrease was primarily due to decreases of $0.7 million and $0.1 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009, a decrease of $0.5 million of outside service costs primarily consisting of marketing expenses, and an additional $0.3 million in advertising and trade show expenses, partially offset by a $0.1 million increase of costs attributable to fiscal 2009 acquisitions. In the first half of fiscal 2009, we invested substantially in sales and marketing, which resulted in increased sales and marketing expenses. Subsequent to our reduction in workforce in January 2009, we do not expect to make similar expenditures in the near-term and, as a result, we expect that our sales and marketing expenses will remain relatively consistent for the balance of the fiscal year. Sales and marketing expenses decreased from 68% of total revenues in the second quarter of fiscal 2009 to 48% of total revenues in the second quarter of fiscal 2010.

General and Administrative Expenses. General and administrative expenses were $3.7 million for the second quarter of fiscal 2010, a decrease of $0.2 million, or 5%, compared to $3.9 million for the second quarter of fiscal 2009. The decrease was primarily due to decreases of $0.1 million and $0.4 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009 and a decrease of $0.1 million in rent expense associated with the relocation of our corporate offices, partially offset by increases of $0.2 million in legal, accounting and insurance related costs, an increase of $0.1 million in depreciation expense and $0.1 million increase in costs attributable to the acquisition of Genesys. General and administrative expenses decreased to 32% of total revenues in the second quarter of fiscal 2010 compared to 37% in the second quarter of fiscal 2009.

Amortization of Intangible Assets. Amortization of intangible assets for the second quarter of fiscal 2010 was $756,000 compared to $444,000 in the second quarter of fiscal 2009. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of Salary.com Limited in August 2008 and Genesys in December 2008.

Other Expense/Income. Other expense for the second quarter of fiscal 2010 was $52,000 compared to other income of $176,000 in the second quarter of fiscal 2009. The increase in expense consisted primarily of a decrease in interest income due to a decrease in invested cash balances, a decrease in interest rates associated with invested balances, and an increase in interest expense primarily due to borrowings against our revolving credit facility.

Provision for Income Taxes. The provision for income taxes for the second quarter of fiscal 2010 was $20,000 compared to $56,000 in the second quarter of fiscal 2009. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions.

Six Months Ended September 30, 2009 compared to Six Months Ended September 30, 2008

Revenues. Revenues for the six months ended September 30, 2009 were $23.0 million, an increase of $2.8 million, or 14%, compared to revenues of $20.2 million for the six months ended September 30, 2008. Subscription revenues were $21.2 million for the six month period ended September 30, 2009, an increase of $2.3 million, or 12%, compared to subscription revenues of $18.8 million for the six months ended September 30, 2008. The growth in subscription revenues was due primarily to our acquisitions during fiscal 2009. Advertising revenues were $1.8 million for the six months ended September 30, 2009 compared to advertising revenues of $1.3 million for the six months ended September 30, 2008.

Cost of Revenues. Cost of revenues for the six months ended September 30, 2009 was $7.4 million, an increase of $1.0 million, or 16%, compared to cost of revenues of $6.4 million for the six months ended September 30, 2008. The increase in cost of revenues was primarily due to a $2.5 million increase of costs attributable to the Genesys acquisition, partially offset by decreases of $0.6 million and $0.4 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009, a decrease of $0.3 million related to consulting costs associated with our compensation products. As a percent of total revenues, cost of revenues remained consistent at 32% for the six months ended September 30, 2009 and 2008.

Research and Development Expenses. Research and development expenses for the six months ended September 30, 2009 were $4.7 million, an increase of $0.6 million, or 15%, compared to research and development expenses of $4.1 million for six months ended September 30, 2008. The increase in research and development expenses was primarily due to a $0.5 million increase of costs attributable to the acquisition of Genesys, a net increase of $0.2 million in payroll and related travel costs due to the addition of research and development personnel within our Shanghai facility, and a $0.1 million in technology related service costs partially offset by a $0.2 million decrease in stock-based compensation. As a percent of total revenues, research and development costs remained consistent at 20% for the six months ended September 30, 2009 and 2008.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended September 30, 2009 were $11.3 million, a decrease of $2.3 million, or 17%, compared to sales and marketing expenses of $13.6 million for the six months ended September 30, 2008. The decrease was primarily due to decreases of $1.1 million and $0.3 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009, a decrease of $0.8 million of outside service costs primarily consisted of marketing expenses, and an additional $0.7 million in advertising and trade show expenses, partially offset by a $0.4 million increase of costs attributable to fiscal 2009 acquisitions and our Montego Bay facility and $0.1 million of travel and departmental related costs. In the first half of fiscal 2009, we invested substantially in sales and marketing, which resulted in increased sales and marketing expenses. Subsequent to our reduction in workforce in January 2009, we do not expect to make similar expenditures in the near-term and, as a result, we expect that our sales and marketing expenses will remain relatively consistent for the balance of the fiscal year. Sales and marketing expenses decreased from 68% of total revenues for the six months ended September 30, 2008 to 49% of total revenues for the six months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses were $7.8 million for the six months ended September 30, 2009, a decrease of $0.1 million, or 2%, compared to $7.9 million for the six months ended September 30, 2008. The decrease was primarily due to decreases of $0.6 million and $0.6 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009 and a decrease of $0.3 million in rent expense primarily associated with the relocation of our corporate offices, partially offset by increases of $0.5 million in legal, accounting and insurance related costs, an increase of $0.3 million in depreciation expense, an increase of $0.2 million of employee related costs, a $0.2 million increase in costs attributable to the acquisition of Genesys, and a $0.1 million increase associated with office relocation costs. General and administrative expenses decreased to 34% of total revenues for the six months ended September 30, 2009 compared to 39% for the six months ended September 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended September 30, 2009 was $1.5 million compared to $0.8 million for the six months ended September 30, 2008. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of Salary.com Limited in August 2008 and Genesys in December 2008.

Other Expense/Income. Other expense for the six months ended September 30, 2009 was $146,000 compared to other income of $400,000 for the six months ended September 30, 2008. The increase in expense consisted primarily of a decrease in interest income due to a decrease in invested cash balances, a decrease in interest rates associated with invested balances, and an increase in interest expense primarily due to borrowings against our revolving credit facility.

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2009 was $46,000 compared to $143,000 for the six months ended September 30, 2008. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions.

Acquisition of Business

Genesys Software Systems, Inc.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys, a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, we paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common stock into options to purchase approximately 519,492 shares of our common stock. In addition, the former Genesys security holders are eligible to earn additional consideration of up to $2.0 million which would be paid in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. As of September 30, 2009, the $2.0 million of additional consideration had been earned and recorded as additional goodwill. Such amounts are due to be settled in June 2010 at the Company’s option in either cash or stock. The purchase price to be allocated for financial accounting purposes was approximately $9.4 million, which includes $1.1 million of options to purchase our common stock and approximately $1.9 million of net liabilities assumed. Accordingly, the preliminary purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We preliminarily allocated $4.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products and services offered by Genesys will be complementary to our on-demand software suites. The allocation of the purchase price is preliminary and subject to change. The results of operations include the impact of this acquisition since December 17, 2008.

ITG Competency Group

On August 3, 2007, we acquired the assets of ITG Competency Group, LLC (“ITG”). ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, We paid the owner of ITG $2.1 million in cash and shares of our common stock valued at $0.5 million. ITG was also eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of September 30, 2009, approximately $1.1 million of the additional consideration had been earned and recorded as goodwill. Of the additional consideration earned, $0.9 million was paid to the owner of ITG in cash and shares during fiscal year 2009, an additional $0.1 million was paid in cash in October 2009 and $0.1 million has not yet been paid.

Liquidity and Capital Resources

At September 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $16.1 million and accounts receivable, net of allowance for doubtful accounts of $6.6 million, compared to cash and cash equivalents of $21.1 million and accounts receivable, net of allowance for doubtful accounts of $6.0 million at March 31, 2009. Our working capital as of September 30, 2009 was a negative $19.0 million compared to negative working capital of $11.6 million as of March 31, 2009. The reduction in our working capital was primarily due to cash outflows and contingent consideration earned related to our fiscal 2009 acquisition of Genesys which occurred in December 2008, and payments related to our stock repurchase program of $2.1 million. During the six months ended September 30, 2009, we borrowed against our revolving credit facility and, as of September 30, 2009, we had an outstanding balance of $6.0 million against our line. On October 5, 2009, we paid all but $1.0 million of the outstanding amounts due under our credit facility.

Cash provided by operating activities for the six months ended September 30, 2009 was $0.5 million. This amount resulted from a net loss of $9.8 million, adjusted for non-cash charges of $6.6 million and a $3.8 million net increase in operating assets and liabilities since the beginning of fiscal 2010. Non-cash items primarily consisted of $0.9 million of depreciation and amortization of property, equipment and software, $2.3 million of amortization of intangible assets and $3.0 million of stock-based compensation. The net increase in operating assets and liabilities since the beginning of fiscal 2010 of $3.8 million was primarily comprised of increases in accounts payable and accrued expenses and other current liabilities since the beginning of fiscal 2010 of $1.6 million and $1.1 million, respectively, and deferred revenue of $1.4 million; partially offset by an increase in accounts receivable of $0.6 million. The increase in accounts payable and accrued expenses and other current liabilities was primarily due to the timing of accrued incentive compensation charges in addition to payments to vendors. The increase in deferred revenue since the beginning of fiscal 2010 is primarily the result of increased invoicing less revenue recognition from our subscription customers for the six months ended September 30, 2009. The growth in invoicing, which also led to the increase in accounts receivable, was primarily due to the impact of our recent acquisitions and increased subscription renewals and increased sales to existing customers. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months.

Cash provided by investing activities was $2.8 million and consisted primarily of a decrease of $3.6 million of funds obtained from payroll customers to be used in satisfying related obligations partially offset by $0.3 million paid for purchases of intangible assets, $0.2 million paid for software development costs and $0.2 million paid for purchases of data sets and property, equipment and software. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash used in financing activities was $8.1 million, which consisted primarily of $2.2 million of repayments of our revolving line of credit net of current fiscal year borrowings, $2.5 million of repurchases of our stock, and $3.6 million related to decreases in payroll customer related obligations.

On August 3, 2007, we acquired the assets of ITG. Under the terms of the agreement, the former owners of ITG are eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. As of September 30, 2009, all $1.1 million of the additional consideration has been earned and recorded as additional goodwill. Of the additional consideration earned, $0.9 million was paid to the owner of ITG in cash and shares during fiscal year 2009, an additional $0.1 million was paid in cash in October 2009 and $0.1 million has not yet been paid.

On December 21, 2007, we acquired the assets of Schoonover Associates, Inc. Schoonover will be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and vesting on the 112,646 shares of common stock issued at the closing of the acquisition, which were valued at $1.5 million. As of September 30, 2009, the 20% of the issued shares had vested and $100,000 of the additional consideration has been earned. The additional cash consideration earned is expected to be paid in the fiscal quarter ended December 31, 2009.

On April 17, 2008, we entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of September 30, 2009, we had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, we entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, at September 30, 2009, we had approximately $1.1 million in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of its master lease agreements.

In June 2008, we entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. We will make quarterly payments of approximately $64,000 for a term of 36 months.

On August 8, 2008, we entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, we entered into a second modification of our credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, we entered into a third modification of our credit facility to extend the term of this credit facility for two years to October 8, 2010 and increased the line of credit from $5,000,000 to $10,000,000. On March 16, 2009, we entered into a fourth modification of our agreement, which added Genesys as a guarantor to our obligations under the credit facility. On June 29, 2009, we entered into a fifth modification to our credit facility which increased the interest rate and certain fees payable, amended certain financial covenants, and increased the amount of stock we can repurchase under our repurchase plans. As of September 30, 2009, there was $6.0 million outstanding under the credit facility. On October 5, 2009, we paid all but $1.0 million of the outstanding amounts due under our credit facility.

On October 15, 2009, we entered into a sixth modification to our credit facility decreasing the line of credit to $5.0 million, modifying the interest rate and amending certain financial covenants.

Following the sixth modification, up to $5 million is available under this credit facility and the facility is collateralized by substantially all of our assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The line of credit contains financial covenants that require us to maintain a ratio of assets to liabilities (net of deferred revenue) that is not less than 1.4 to 1.

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

On December 15, 2008, the Board of Directors authorized the repurchase by us of up to $2.5 million of our common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, our Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. As of September 30, 2009, we had repurchased and retired 1,234,878 shares with a total value of approximately $2.5 million pursuant to this repurchase program.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys. Under the terms of the agreement, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2.0 million which would be paid in June 2010 in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the first year after the closing of the merger. As of September 30, 2009, the $2.0 million of additional consideration had been earned and recorded as goodwill.

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

In February 2009, we entered into a new office lease for our wholly foreign owned enterprise in Montego Bay, Jamaica. The lease is for approximately 511 square meters and has an initial term of two years, commencing in November 2008. We can extend the lease for an additional year at the end of the initial term. Rental payments under the lease are 760,000 Jamaican dollars per month (approximately $8,500 per month).

In April 2009, we entered into a new office sublease for our corporate offices in Needham, Massachusetts. The lease is for approximately 36,288 square feet and has an initial term of twenty-one months, commencing in May 2009. Rental payments under the lease are $54,000 per month.

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

Off-Balance-Sheet Arrangements

As required by the General Principles Topic of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are prepared in accordance with the General Principles Topic of FASB ASC. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ materially from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in the notes to our financial statements in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2009, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition. In accordance with the Revenue Topic of FASB ASC, we recognize revenues from subscription agreements for our on-demand software and related services when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue. Our subscription agreements generally contain multiple service elements and deliverables. These elements include access to our software and often specify initial services including implementation and training. Except under limited circumstances, our subscription agreements do not provide customers the right to take possession of the software at any time.

In accordance with the Revenue Topic of FASB ASC, we define all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, recognize all associated revenue over the subscription period, which is typically one to five years in length. In the event professional services relating to implementation are required, we generally do not recognize revenue until such implementation is complete. In applying the guidance of the Revenue Topic of FASB ASC, we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. We therefore account for our subscription arrangements and our related service fees as a single unit. Additionally, we license software under non-cancelable license agreements and provide services including implementation, consulting, training services and postcontract customer support (PCS). On certain software license arrangements, we have established vendor-specific objective evidence (VSOE) for postcontract customer support, using the substantive renewal rate method. For arrangements for which we have established VSOE, we allocate revenue using VSOE for the postcontract customer support (PCS) and the residual method for the other elements and accounts for other elements as a single unit of accounting. The revenue related to the postcontract customer support for which we have established VSOE is recognized ratably from the delivery date of the license through the contract period. If we are not able to establish VSOE on postcontract customer support, and postcontract customer support is the only undelivered element, then all revenue from the arrangement is recognized ratably over the contract period. However, if VSOE is not established but PCS has been delivered, then all revenue from the arrangement is recognized ratably over the contract period once the last element is delivered.

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of FASB ASC which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Income Taxes Topic of FASB ASC also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of September 30, 2009, we have a valuation allowance of $19.4 million against our deferred tax assets.

The Income Taxes Topic of FASB ASC also clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before being recognized as a benefit in the financial statements. The Income Taxes Topic of FASB ASC also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions.

Software Development Costs. We capitalize certain internal software development costs under the provisions of the Software Topic of FASB ASC. The Software Topic of FASB ASC requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

Stock-Based Compensation. We follow the provisions of the Compensation – Stock Compensation Topic of FASB ASC, which requires that all stock-based compensation be recognized as an expense in the financial statements over the vesting period and that such expense be measured at the fair value of the award.

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

We have historically estimated our expected volatility based on that of our publicly traded peer companies as we determined that we did not have adequate historical data from our traded share price. Until February 2007, we were a private company and therefore lack sufficient company-specific historical and implied volatility information. We did not grant any new stock options during the fiscal year ended March 31, 2009; however, previously granted stock option awards were modified in connection with our workforce reduction on January 7, 2009. The modification of the awards consisted of acceleration of the respective awards’ vesting schedule. For the modified awards issued during the year ended March 31, 2009, we determined we have adequate historical data from our traded share price; as such expected volatilities utilized in the model are based on the historic volatility of our stock price.

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

The stock price volatility and expected terms utilized in the calculation of fair values involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period of the option. The Compensation – Stock Compensation Topic of FASB ASC also requires that we recognize compensation expense for only the portion of options that are expected to vest. Therefore, we have estimated expected forfeitures of stock options. In developing a forfeiture rate estimate, we have considered our historical experience, our growing employee base and the historical limited liquidity of our common stock. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

We recognized stock-based compensation pursuant to the Compensation – Stock Compensation Topic of FASB ASC in the amount of $3.0 million and $4.5 million in the six months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had $8.8 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

Valuation of Goodwill and Intangible Assets. We follow the guidance of the Business Combination Topic of FASB ASC. In accordance with the Business Combination Topic of FASB ASC, goodwill and certain intangible assets are no longer amortized, but instead we assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the goodwill or intangible asset is greater than its fair value. Factors we consider important that could trigger an impairment review include significant underperformance relative to historically or projected future operating results, identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, significant adverse changes in business climate or regulations, significant changes in senior management, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, a decline in our credit rating, or a reduction of our market capitalization relative to net book value. Determining whether a triggering event has occurred includes significant judgment from management.

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

New Accounting Pronouncements

On April 1, 2009, we adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On April 1, 2009, we adopted new accounting guidance as issued by the FASB which delayed the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On April 1, 2009, we adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On April 1, 2009, we adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on our consolidated financial statements.

On April 1 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On April 1, 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of Presentation” included in “Note 1 — Summary of Significant Accounting Policies” for the related disclosure. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On July 1, 2009, we adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued new accounting guidance related to measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of the authoritative accounting guidance, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The accounting guidance will be effective for our financial statements beginning October 1, 2009 and is not expected to have a significant impact on our financial statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If we elect earlier application and the first reporting period of adoption is not the first reporting period in our fiscal year, the guidance must be applied through retrospective application from the beginning of our fiscal year and we must disclose the effect of the change to those previously reported periods. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Substantially all sales to customers and arrangements with vendors provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our consolidated revenues and operational expenses consist of international revenues and operational expenses which are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those revenues and operating costs. For the six months ended September 30, 2009, we incurred foreign exchange losses of $37,000. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

Interest Rate Sensitivity. Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and debt obligations, we believe that there is no material risk of exposure.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s management evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. G. Kent Plunkett, our Chief Executive Officer, and Bryce Chicoyne, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Plunkett and Chicoyne concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal controls over financial reporting. We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. As a result of the evaluation completed by the Company’s management and in which Messrs. Plunkett and Chicoyne participated, the Company has concluded that there were no changes during the fiscal quarter ended September 30, 2009 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We have incurred operating losses in the past and we expect to incur operating losses in the future. As of September 30, 2009, our accumulated deficit is approximately $76.3 million. Our recent operating losses were $9.8 million for the six months ended September 30, 2009, $26.5 million for the fiscal year ended March 31, 2009, $12.3 million for the fiscal year ended March 31, 2008, and $8.3 million for the fiscal year ended March 31, 2007. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenue could decline.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of September 30, 2009, we had net operating loss carryforwards of approximately $37.7 million for state and federal tax purposes. These loss carryforwards expire at various dates through 2028. To the extent available, we intend to use these net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option Plan and our 2004 Stock Option Plan (collectively referred to as our Stock Plans), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. In addition, in December 2008, our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 million. The objective of the stock repurchase program is to improve stockholders’ returns. On April 17, 2009, our Board of Directors increased the size of our share repurchase program to $7.5 million. At September 30, 2009, approximately $5.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased by us were retired as of September 30, 2009. Effective October 15, 2009, our credit facility with Silicon Valley Bank currently limits repurchases under our $7.5 million stock repurchase program to $2.5 million over a rolling twelve month period. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended September 30, 2009:

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – 31	148,733	$2.20	101,984	$5,265,257

August 1 – 31	76,371	$2.59	47,826	$5,128,528

September 1 – 30	118,406	$2.33	28,838	$5,044,072

Total	343,510	$2.33	178,648	$5,044,072

(1)	Includes shares originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.
(2)	Represents shares received under our stock repurchase programs. We expended approximately $0.5 million during the quarter ended September 30, 2009 for repurchases of our common stock. For more information see Note 5 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(3)	Includes shares reacquired in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to the stockholders at our Annual Meeting of Stockholders held on September 17, 2009. Each of the matters was approved by the requisite vote.

(1) The following individuals were re-elected to the Board of Director for three-year terms as Class III directors:

Name	Votes For	Votes Withheld
Edward F. McCauley	10,471,545	4,288,257
Kent Plunkett	8,696,990	6,062,812
John R. Sumser	10,306,727	4,453,075

(2) To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending March 31, 2010:

Votes For	13,779,955
Votes Against	442
Votes Abstain	979,405
Broker Non-Votes	0

(3) To approve a stockholder proposal to retain the services of a nationally recognized investment banking firm to explore a possible sale or merger of the Company in order to enhance the value of the Company and maximize shareholder value:

Votes For	3,057,628
Votes Against	8,771,572
Votes Abstain	53,953
Broker Non-Votes	2,876,649

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: November 12, 2009	/S/ BRYCE CHICOYNE
Bryce Chicoyne
Chief Financial Officer
(Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sixth Loan Modification Agreement, dated as of October 15, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).