Form 10-Q
period 2009-12-31
SALARY. COM, INC.
filed 2010-02-16
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	16,816,735 shares
Class	Outstanding at February 12, 2010

SALARY.COM, INC. AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements:

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	March 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,225	$21,085
Accounts receivable, less allowance for doubtful accounts of $291 and $170, at December 31, 2009 and March 31, 2009, respectively	8,069	6,040
Prepaid expenses and other current assets	1,627	1,558

Total currents assets before funds held for clients	20,921	28,683
Funds held for clients	10,388	12,964

Total current assets	31,309	41,647

Property, equipment and software, net	2,213	3,025
Amortizable intangible assets, net	14,000	16,112
Other intangible assets	935	1,504
Goodwill	17,176	14,734
Restricted cash	1,126	1,125
Other assets	255	554

Total assets	$67,014	$78,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,406	$1,379
Accrued compensation	224	963
Accrued expenses and other current liabilities	5,934	3,300
Revolving credit facility	2,525	8,125
Deferred revenue, current portion	28,632	26,556

Total current liabilities before client funds obligations	40,721	40,323

Client funds obligations	10,388	12,964

Total current liabilities	51,109	53,287

Deferred revenue, less current portion	2,707	1,729
Other long-term liabilities	1,675	1,742

Total liabilities	55,491	56,758

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,373,888 and 16,104,454 issued and outstanding at December 31, 2009 and March 31, 2009	2	2
Additional paid-in capital	92,417	89,372
Accumulated deficit	(80,221)	(66,452)
Accumulated other comprehensive loss	(675)	(979)

Total stockholders’ equity	11,523	21,943

Total liabilities and stockholders’ equity	$67,014	$78,701

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenue:
Subscription revenues	$11,312	$10,267	$32,506	$29,115
Advertising revenues	561	735	2,369	2,048

Total revenues	11,873	11,002	34,875	31,163

Cost of revenues	3,746	2,961	11,125	9,333

Gross profit	8,127	8,041	23,750	21,830

Operating expenses:
Research and development	2,436	2,211	7,137	6,317
Sales and marketing	5,250	6,715	16,525	20,357
General and administrative	3,643	3,749	11,413	11,726
Amortization of intangible assets	763	495	2,257	1,288

Total operating expenses	12,092	13,170	37,332	39,688

Loss from operations	(3,965)	(5,129)	(13,582)	(17,858)

Other income (expense), net:
Interest income	—	61	11	518
Other expense, net	21	(52)	(136)	(109)

Total other income (expense), net	21	9	(125)	409

Loss before provision for income taxes	(3,944)	(5,120)	(13,707)	(17,449)
Provision for income taxes	16	36	62	179

Net loss	$(3,960)	$(5,156)	$(13,769)	$(17,628)

Net loss per share - basic and diluted	$(0.24)	$(0.31)	$(0.84)	$(1.09)

Weighted average shares outstanding - basic and diluted	16,512	16,601	16,313	16,229

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2009	16,104,454	$2	$89,372	$(66,452)	$(979)	$21,943

Issuance of common stock for option and warrant exercises	324,716	—	243	—	—	243
Net restricted stock awards issued and vested	457,198	—	(507)	—	—	(507)
Vesting of early exercise stock options	173,307	—	40	—		40
Issuance of common stock for Board of Director fees	94,849	—	217	—	—	217
Issuance of common stock for the employee stock purchase plan	126,537	—	160	—	—	160

Repurchase and retirement of common stock	(1,154,316)	—	(2,452)			(2,452)

Issuance of common stock for bonuses	246,643	—	692			692
Stock-based compensation expense	—	—	4,652	—	—	4,652
Comprehensive loss:		—
Cumulative translation adjustment	—	—	—		304	304
Net loss	—	—	—	(13,769)	—	(13,769)

Comprehensive loss	—	—	—	—	—	(13,465)

Balance at December 31, 2009	16,373,388	$2	$92,417	$(80,221)	$(675)	$11,523

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended December 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:

Net loss	$(13,769)	$(17,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	1,317	926
Amortization of intangible assets	3,526	2,513
Stock-based compensation	4,652	6,142
Board of Directors fees paid in common stock	217	278
Consulting fees paid in common stock	—	250
Increase (reduction) in provision for doubtful accounts	121	(132)
Loss on sale or disposal of property, equipment, and software	14	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,105)	(1,440)
Prepaid expenses and other current assets	(69)	10
Other assets	298	(538)
Increase (decrease) in:
Accounts payable	2,093	3
Accrued expense and other current liabilities	777	(120)
Other long-term liabilities	(53)	(8)
Deferred revenue	2,894	2,940
Deferred tax liabilities	63	—

Net cash used in operating activities	(24)	(6,804)

Cash flows from investing activities:
Cash paid for acquisition of business	(121)	(12,661)
Cash paid for acquisition of data	(39)	(23)
Cash paid for other intangible assets	(417)	(9)
Increase in restricted cash	(1)	(383)
Purchases of property, equipment and software	(162)	(1,533)
Proceeds on sale of property, equipment, and software	23	—
Capitalization of software development costs	(219)	(97)
Net decrease (increase) in assets held to satisfy client funds obligations	2,576	(7,509)

Net cash provided by (used in) investing activities	1,640	(22,215)

Cash flows from financing activities:
Proceeds from revolving credit facility	13,475	7,300
Repayments of revolving line of credit and note payable	(19,277)	(129)
Proceeds from exercise of common stock options and warrants	243	212
Repurchase of unvested exercised stock options	(30)	(32)
Repurchase and retirement of common and restricted stock	(2,965)	(38)
Net (decrease) increase in client funds obligations	(2,576)	7,509

Net cash (used in) provided by financing activities	(11,130)	14,822

Effect of exchange rate changes on cash and cash equivalents	(346)	(56)

Net decrease in cash and cash equivalents	(9,860)	(14,253)
Cash and cash equivalents, beginning of year	21,085	37,727

Cash and cash equivalents, end of year	$11,225	$23,474

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The Company has evaluated all subsequent events through the date the financial statements were issued on February 16, 2010 and it is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31,
	2009	2008
	(unaudited)

Options to purchase common stock	1,337,639	2,038,541
Warrants to purchase common stock	53,612	53,612
Restricted stock awards	2,000,084	2,096,399

Total options, warrants, and restricted stock awards exercisable or convertible into common stock	3,391,335	4,188,552

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by the Earnings per Share Topic of FASB ASC, the Company adopted literature in April 2009 which states that instruments granted in share-based payment transactions that met a certain criteria are considered to be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in the Earnings per Share Topic. The Company determined that the restricted stock outstanding that is related to the early exercise of stock options should be included in the computation of earnings per share. The following table sets forth the impact in earnings per share for the three months ended December 31, 2009 and 2008, respectively:

	Three months ended
	December 31, 2009			December 31, 2008
	(unaudited, in thousands except for per share data)
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Reported net loss per share - basic and diluted	$(3,960)	16,082	$(0.25)	$(5,156)	15,643	$(0.33)
Weighted-average restricted stock included in computation upon adoption	—	430	0.01	—	958	0.02

Adjusted net loss per share - basic and diluted	$(3,960)	16,512	$(0.24)	$(5,156)	16,601	$(0.31)

The following table sets forth the impact in earnings per share for the nine months ended December 31, 2009 and 2008, respectively:

	Nine months ended
	December 31, 2009			December 31, 2008
	(unaudited, in thousands except for per share data)
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Reported net loss per share - basic and diluted	$(13,769)	15,778	$(0.87)	$(17,628)	15,130	$(1.17)
Weighted-average restricted stock included in computation upon adoption	—	535	0.03	—	1,099	0.08

Adjusted net loss per share - basic and diluted	$(13,769)	16,313	$(0.84)	$(17,628)	16,229	$(1.09)

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

On April 1, 2009, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued new accounting guidance related to measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of the authoritative accounting guidance, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The Company’s adoption of this accounting guidance in the third quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

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

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal 2012. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on the Company’s consolidated financial statements. The Company expects this guidance may have a significant impact on the Company’s revenue recognition policy and financial statements, however, the Company has not determined the impact as of December 31, 2009.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If the Company elects earlier application and the first reporting period of adoption is not the first reporting period in the Company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the Company’s fiscal year and the Company must disclose the effect of the change to those previously reported periods. The Company is currently evaluating the impact of this accounting guidance on the Company’s consolidated financial statements. The Company expects this guidance may have a significant impact on the Company’s revenue recognition policy and, to a lesser extent, the Company’s financial statements, however, the Company has not determined the impact as of December 31, 2009.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2009 and March 31, 2009, consist of the following:

	(in thousands, unaudited)
	December 31, 2009			March 31, 2009
		Accumulated	Carrying		Accumulated	Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
Amortizable intangible assets:
Non-compete agreements (5 years)	$1,846	$1,303	$543	$1,826	$898	$928
Customer relationships (5-7 years)	9,258	3,327	5,931	9,059	2,090	6,969
Developed technology (5-7 years)	5,602	946	4,656	5,094	297	4,797
Other intangible assets (5-18 years)	367	197	170	326	164	162
Trade name (5-7 years)	1,387	227	1,160	750	43	707
Data acquisition costs (1-3 years)	4,683	3,143	1,540	4,643	2,094	2,549

Total amortizable intabgible assets	23,143	$9,143	14,000	21,698	$5,586	16,112

Unamortizable intangible assets:
Goodwill	17,176		17,176	14,734		14,734
Other indefinite lived intangible assets	935		935	1,504		1,504

Total goodwill and other indefinite lived intangible assets	18,111		18,111	16,238		16,238

Total intangible assets	$41,254		$32,111	$37,936		$32,350

The Company’s indefinite-lived acquired intangible assets consist of trade names and domain names. All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three months ended December 31, 2009 and 2008 was approximately $1,191,000 and $898,000, respectively, of which $427,000 and $404,000, respectively, is included in cost of revenues. Acquired intangible asset amortization for the nine

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended December 31, 2009 and 2008 was approximately $3,526,000 and $2,513,000, respectively, of which $1,269,000 and $1,226,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to the Company’s customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

Year ending
March 31,
(in thousands)

2010	$4,703
2011	3,938
2012	2,959
2013	2,065
2014	1,540

The changes in the carrying amount of goodwill for the nine months ended December 31, 2009 are as follows:

(in thousands)

Balance as of March 31, 2009	$14,734
Increase to goodwill from acquisitions	47
Increase to goodwill from contingent consideration earned	2,086
Increase to goodwill due to foreign exchange	309

Balance as of December 31, 2009	$17,176

In December 2009, the Company lost a significant, but not material, payroll customer as a result of a breach of contract by the customer. As a result of the breach, the Company terminated its agreement with the customer which the Company believes constituted a triggering event in accordance with the Intangibles-Goodwill and Other Topic of FASB ASC. This event led the Company to revise its expectations of future invoicing, revenues and operating profit margins for the payroll/HRMS reporting unit. As a result of the factors described above, in accordance with the Intangibles-Goodwill and Other Topic of FASB ASC, the Company, with the assistance of a third-party independent appraiser, re-evaluated the goodwill associated with the payroll/HRMS reporting unit for impairment as of December 31, 2009. The Company used a combination of an income approach and a market approach to determine the fair value of the reporting unit. As a result of this goodwill impairment testing, the Company determined that the reporting unit’s goodwill was not impaired.

The Company first calculated the fair value of the reporting unit using both discounted cash flows and guideline company methodologies. The Company then performed “Step 1” and compared the weighted average fair value of the reporting unit of accounting to its carrying value as of December 31, 2009.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting unit, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions. The Company employed an eight year discounted cash flow methodology to arrive at the fair value of the reporting unit. In calculating the fair value, the Company derived the projected eight year cash flows for the reporting unit. This process starts with the projected cash flows of the reporting unit and then the cash flows are discounted. The Company also employed a guideline company method which indicates value for the reporting unit by comparison to similar publicly traded companies. The Company identified a set of comparable companies to derive market multiples for the latest twelve months and next fiscal year revenue. The revenue multiples for the reporting unit were based on size, profitability, and comparability of the reporting unit’s products as services relative to those of the selected guideline companies. From the enterprise values determined using these revenue multiples, the Company applied a control premium in order to estimate the equity value of the reporting unit.

The discounted cash flows used to estimate the fair value was based on assumptions regarding the reporting unit’s estimated projected future cash flows and estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the impairment test, the Company took steps to ensure appropriate and reasonable cash flow projections and assumptions were used. The rate used to discount the estimated future cash flows for the reporting unit was 25%.

The Company’s projections for the next eight years included increased revenue and operating expenses, in line with the expected revenue growth over the period based on current market and economic conditions and the Company’s historical and expected knowledge of the reporting unit. The Company projected growth for the reporting unit ranging from 5% to 30% annually. The Company estimated the operating expenses based on a rate consistent with the current experience for the reporting unit and estimated revenue growth over the next eight years. The failure of this reporting unit to execute as forecasted over the next eight years could have an adverse affect on the Company’s impairment tests. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in the reporting unit, thereby possibly requiring an impairment charge in the future.

The Company determined that based on “Step 1” of the Company’s goodwill test, the fair value of the reporting unit exceeded its carrying value as of December 31, 2009 by approximately 20%.

In conjunction with the testing noted above, the Company also re-evaluated the long-lived assets associated within this reporting unit in accordance with the Property, Plant and Equipment Topic of FASB ASC. The Company used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets exceeded the carrying values of those assets. The Company determined that based on its analysis these assets were not impaired as of December 31, 2009.

4. ACQUISITION OF BUSINESS

Genesys Software Systems, Inc.

On December 17, 2008, the Company acquired all issued and outstanding shares of Genesys Software Systems, Inc. (“Genesys”), a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, the Company paid the former owners of Genesys $6.0 million, net of

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash acquired and converted approximately $1.1 million of options to purchase Genesys common stock into options to purchase approximately 519,492 shares of the Company’s common stock. In addition, the Genesys shareholders and option holders are eligible to earn additional consideration of up to $2.0 million which would be paid in cash or shares of the Company’s common stock, at the Company’s option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. As of December 31, 2009, the $2.0 million of additional consideration had been earned and recorded as goodwill. Such amounts are due to be settled in June 2010 at the Company’s option in either cash or stock. The purchase price allocated for financial accounting purposes was approximately $9.4 million, which includes $1.1 million of options to purchase the Company’s common stock and approximately $1.9 million of net liabilities assumed. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The Company allocated $4.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from the Company’s belief that the products and services offered by Genesys will be complementary to the Company’s on-demand software suites. The results of operations include the impact of this acquisition since December 17, 2008.

The Company has allocated the purchase price based upon the estimated fair value of the net assets acquired, as follows:

Amount

Assets acquired, primarily accounts receivable	$5,299
Assumed liabilities	(7,154)

Net liabilities acquired	(1,855)

Non-compete agreement (amortization period 5 years)	60
Customer relationships (amortization period 7 years)	2,400
Developed technology (amortization period 7 years)	4,000
Trade name (amortization period 5 years)	750
Goodwill (not deductible for tax purposes)	4,077

Total purchase price	$9,432

5. STOCK-BASED COMPENSATION

Stock-based compensation by line item in the statement of operations for the three and nine months ended December 31, 2009 and 2008 was as follows:

	Three months ended December 31,		Nine months ended December 31,

	2009	2008	2009	2008
	(in thousands)		(in thousands)

Cost of revenues	$200	$298	$630	$1,105
Research and development	288	282	826	1,070
Marketing and sales	537	574	1,705	2,011
General and administrative	646	523	1,491	1,956

	$1,671	$1,677	$4,652	$6,142

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Stock option activity, under all plans, during the nine months ended December 31, 2009 and 2008 was as follows:

	Nine Months Ended December 31, 2009		Nine Months Ended December 31, 2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,886,042	$5.40	1,645,699	$6.74
Granted	—		—
Assumed in acquisition	—		519,492	0.73
Exercised	(321,745)	0.73	(28,676)	0.33
Canceled	(226,658)	7.42	(97,974)	6.37

Outstanding - end of period	1,337,639	$6.19	2,038,541	$5.32

Exercisable - end of period	916,516	$5.63	1,259,375	$4.47

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving restricted shares, which are then subject to vesting under the respective option’s vesting schedule. Restricted shares are subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the restricted shares at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the restricted shares upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as a subscription payable of $92,000 as of December 31, 2009, which is included in “Accrued expenses and other current liabilities.” Upon vesting of the restricted shares, the subscription payable is relieved and recorded in equity. As of December 31, 2009 and 2008, there were 403,520 and 857,020 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

As of December 31, 2009, there was approximately $1.8 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 2.4 years.

Compensation expense related to stock options included in the statement of operations for the three and nine months ended December 31, 2009 was approximately $285,000 and $887,000, respectively. Compensation expense related to stock options included in the statement of operations for the three and nine months ended December 31, 2008 was approximately $379,000 and $1,237,000, respectively. Compensation expense related to stock options is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. The Compensation – Stock Compensation Topic of FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

On January 12, 2007, the Board of Directors of the Company approved forms of stock option agreements and restricted stock agreements for use under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) pursuant to which the Company has granted stock options and restricted stock awards. On May 5, 2008, the Board of Directors of the Company approved a form of deferred stock award agreement for use under the 2007 Plan pursuant to which the Company has granted deferred stock awards. The shares of restricted stock and deferred stock

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock and deferred stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unrecognized compensation expense related to restricted stock and deferred stock awards was $6.2 million as of December 31, 2009. This cost is expected to be recognized over a weighted-average period of 1.4 years. During the nine months ended December 31, 2009, the Company issued common stock with a value of $1.1 million as payment for fiscal year 2010 and 2009 employee bonuses. During the nine months ended December 31, 2008, the Company issued common stock with a value of $1.7 million as payment for fiscal year 2008 employee bonuses and other incentive programs. The expense for these bonus and incentive programs is classified as payroll compensation in the respective period in which it was earned.

The following table presents a summary of the restricted stock and deferred stock award activity for the three and six months ended December 31, 2009 and 2008.

	Nine months ended December 31, 2009		Nine months ended December 31, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested balance - beginning of period	2,508,915	$5.48	1,565,143	$10.86
Awarded	915,482	2.89	2,084,546	4.81
Vested	(1,230,155)	4.89	(995,460)	6.61
Canceled	(194,158)	4.78	(557,830)	9.05

Unvested balance - end of period	2,000,084	$4.72	2,096,399	$7.34

The Company recorded compensation expense of approximately $1,365,000 and $3,701,000 related to restricted stock and deferred stock awards during the three and nine months ended December 31, 2009, respectively. The Company recorded compensation expense of approximately $1,272,000 and $4,827,000 related to restricted stock and deferred stock awards during the three and nine months ended December 31, 2008, respectively.

Shares Available for Grant

The following is a summary of all stock option and restricted stock award activity and shares available for grant under the 2007 Plan and for the nine months ended December 31, 2009 and 2008.

	Nine Months Ended
	December 31,
Shares available for grant	2009	2008

Balance - beginning of period	2,483,409	1,567,183
Increase in shares available	—	2,800,000
Restricted stock awards granted	(915,482)	(2,084,546)
Stock options canceled/forfeited	331,672	239,913
Restricted stock awards canceled/forfeited	194,158	557,830

Balance - end of period	2,093,757	3,080,380

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution and Dilutive Effect of Options and Restricted Shares

	Nine Months Ended December 31,
	2009	2008

Shares of common stock outstanding	16,373,888	15,835,857

Restricted stock awards granted	915,482	2,084,546
Stock options canceled/forfeited	(331,672)	(239,913)
Restricted stock awards canceled/forfeited	(194,158)	(557,830)

Net options/restricted stock granted	389,652	1,286,803

Grant dilution (1)	2.4%	8.1%

Stock options exercised	321,745	28,676
Restricted stock awards vested	1,230,155	995,460

Total stock options exercised/restricted stock awards vested	1,551,900	1,024,136

Exercised dilution (2)	9.5%	6.5%

(1)	The percentage for grant dilution is computed based on net options and restricted stock awards granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. The Company recorded compensation expense of approximately $21,000 and $65,000 related to shares issued under our employee stock purchase plan for the three and nine months ended December 31, 2009, respectively. The Company recorded compensation expense of approximately $26,000 and $78,000 related to shares issued under our employee stock purchase plan for the three and nine months ended December 31, 2008, respectively.

Warrants

As of December 31, 2009, the Company had outstanding warrants to purchase 53,612 shares of common stock at exercise prices ranging from $0.09 to $6.61 per share.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended December 31, 2009
	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	53,612	$1.74
Granted	—
Exercised	—
Canceled	—

Outstanding - end of period	53,612	$1.74

Exercisable - end of period	53,612	$1.74

Stock Repurchase Program

On December 15, 2008, the Board of Directors authorized the repurchase by the Company of up to $2.5 million of its common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, the Company’s Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. During the three and nine months ended December 31, 2009, the Company repurchased and retired 113,262 and 1,154,316 shares, respectively, with a total value of approximately $0.3 million and $2.5 million, respectively, pursuant to this repurchase program. Since the inception of the repurchase program through December 31, 2009, 1,348,140 shares with a total value of approximately $2.8 million have been repurchased and retired by the Company.

6. COMMITMENTS AND CONTINGENCIES

Vendor Financing Agreement

In June 2008, the Company entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. The Company will make quarterly payments of approximately $64,000 for a term of 36 months.

Equipment Leaseline

On April 17, 2008, the Company entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of December 31, 2009, the Company had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, the Company entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, at December 31, 2009, the Company had approximately $1.1 million in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with its master lease agreements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation and Claims

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In December 2009, the Company lost a significant, but not material, payroll customer as a result of a breach of contract by the customer. As a result of the breach, the Company terminated its agreement with the customer and has commenced litigation procedures in order to recover certain amounts billed to the customer and uncollected as well as termination penalties. The Company has approximately $0.9 million of outstanding billings to the customer for services performed which have been reported in “Accounts receivable” and “Deferred revenue, current portion” on the Consolidated Balance Sheet as of December 31, 2009. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

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

The amount of unrecognized tax benefits as of December 31, 2009 was $118,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of December 31, 2009, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

As of December 31, 2009, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2007 through 2009. As of December 31, 2009, the Company had net operating loss carryforwards of approximately $35.0 million for state and $39.0 million federal tax purposes which had a full valuation allowance against them. Since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the foreign taxing authorities.

8. REVOLVING CREDIT FACILITY

On August 8, 2008, the Company entered into a modification of its existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, the Company entered into a second modification of its credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, the Company entered into a third modification of its credit facility to extend the term of this credit facility for two years to October 8, 2010 and increased the line of credit from $5.0 million to $10.0 million. On March 16, 2009, the Company entered into a fourth modification of its agreement, which added Genesys as a guarantor to the Company’s obligations under the credit facility. On June 29, 2009, the Company entered into a fifth modification to its agreement which increased the interest rate and certain fees payable, amended certain financial covenants, and increased the amount of stock the Company can repurchase under its repurchase plans. On October 15, 2009, the Company entered into a sixth modification to its agreement decreasing the line of credit to $5.0 million, modifying the interest rate and amending certain financial covenants. Following the sixth modification, up to $5 million is available under this credit facility and the facility is collateralized by substantially all of the Company’s assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The line of credit is subject to financial covenants that require the Company to maintain a ratio of assets to liabilities (net of deferred revenue) that is not less than 1.4 to 1. As of December 31, 2009, there was $2.5 million outstanding under the credit facility and the Company was in compliance with its financial covenants.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. FUNDS HELD FOR CLIENTS AND CLIENT FUND OBLIGATIONS

Funds held for clients represent assets that are restricted for use solely for the purpose of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as a current asset under the caption funds held for clients on the Consolidated Balance Sheets. Funds held for clients are invested in overnight money market securities and had a balance of $10.4 million at December 31, 2009.

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations of $10.4 million as a current liability on the Consolidated Balance Sheet as of December 31, 2009. The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services will vary significantly during the fiscal year.

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

During the nine months ended December 31, 2009, the Company recorded restructuring charges of approximately $0.2 million related to severance payments to six employees terminated by the Company. During the fourth quarter of fiscal 2010, the Company anticipates an additional $0.3 million of restructuring charges.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the accrued restructuring balance for the nine months ended December 31, 2009 is as follows:

	(in thousands)
	Severance	Stock Compensation	Other	Total

Accrued restructuring balance at March 31, 2009	$268	$—	$31	$299

Cash payments	(266)	—	(21)	(287)
Non-cash charges	—	—	—	—

Accrued restructuring balance at June 30, 2009	$2	$—	$10	$12

Cash payments	$(112)	$—	$(10)	$(122)

Non-cash charges	118	—	—	118

Accrued restructuring balance at September 30, 2009	$8	$—	$—	$8

Cash payments	$(122)	$—	$—	$(122)

Non-cash charges	114	—	—	114

Accrued restructuring balance at December 31, 2009	$—	$—	$—	$—

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SEGMENT AND RELATED INFORMATION

The following tables summarize selected financial information of the Company’s operations by geographic locations:

Revenues by geographic location consist of the following:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Revenues:
United States	$11,026	$10,166	$32,606	$29,213
All other countries	846	837	2,269	1,950

Total Revenues	$11,872	$11,003	$34,875	$31,163

Long-lived assets as of December 31, 2009 and March 31, 2009 by geographic location consist of the following:

	December 31, 2009	March 31, 2009
	(in thousands)

Long-lived assets:
United States	$39,315	$29,976
United Kingdom	6,000	5,784
All other countries	779	1,294

Total long-lived assets	$46,094	$37,054

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended December 31,
	2009	2008
	(in thousands, unaudited)

Supplemental cash flow information:
Cash paid for interest	$114	$—

Noncash operating activities:
Bonus paid in common stock	$692	$1,607
Incentive compensation paid in common stock	—	118
Board of Directors fees paid in common stock	217	278
Consulting fees paid in common stock	—	250

Noncash investing activities
Liabilities assumed on acquisition of business	$—	$(2,423)

Noncash financing activities
Vendor financed equipment purchases	$—	$674
Options assumed in acquisition	—	1,110

Cash paid for acquisition of business
Net assets acquired (liabilities assumed)	$—	$(2,673)
Goodwill and intangible assets	—	16,815
Direct acquisition related costs	—	167
Deferred/contingent consideration payments	(121)	952

Total cost of acquisitions	(121)	15,261
Less:
Options assumed in acquisition and other	—	(1,110)
Cash acquired	—	(1,490)

Cash paid for acquisition of business	$(121)	$12,661

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

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

We were organized as a Delaware corporation in 1999. As of December 31, 2009, our enterprise subscriber base has grown to more than 3,600 companies who spend from $2,000 to more than $100,000 annually. We have achieved 35 consecutive quarters of revenue growth since April 2001. During the three months ended December 31, 2009, we incurred an operating loss of $4.0 million compared to an operating loss of $4.6 million in the three months ended September 30, 2009. During the nine months ended December 31, 2009, we experienced operating cash outflows of $24,000 compared to operating cash outflows $0.9 million in the nine months ended September 30, 2009. As of December 31, 2009, we had an accumulated deficit of $80.2 million.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended December 31, 2009 and 2008, subscription revenues accounted for 95% and 93%, respectively, of our total revenues and for the three months ended December 31, 2009 and 2008, advertising revenues accounted for 5% and 7%, respectively, of our total revenues.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, sales of payroll perpetual licenses, maintenance and hosting services including related implementation and consulting services, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of December 31, 2009, approximately 60% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new sales and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

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

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. The direct sales commissions for our subscription sales are capitalized at the time a subscription agreement is executed by a customer and we recognize the initial year sales commission expense ratably over one year. In the case of multi-year agreements, upon billing the customer for each additional year, we incur a subsequent sales commission and recognize the expense for such commission over the applicable year. Typically, a majority of the sales commission is recognized in the initial year of the subscription term. In fiscal 2009, we invested substantially in sales and marketing, which resulted in increased sales and marketing expenses. We do not expect to make similar expenditures in the near-term and, as a result, we expect that our sales and marketing expenses will be relatively consistent for the balance of the current fiscal year and into fiscal 2011.

General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, human resources, administrative and management information systems personnel, professional fees and other corporate expenses, including rent and depreciation expense.

Results of Operations

The following table sets forth our total deferred revenue and net cash provided by (used in) operating activities for each of the periods indicated.

	Nine Months Ended December 31
	2009	2008
	(in thousands)

Total deferred revenue at end of period	$31,339	$27,303
Net cash used in operating activities	(24)	(6,804)

Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008

Revenues. Revenues for the third quarter of fiscal 2010 were $11.9 million, an increase of $0.9 million, or 8%, compared to revenues of $11.0 million for the third quarter of fiscal 2009. Subscription revenues were $11.3 million for the third quarter of fiscal 2010, an increase of $1.0 million, or 10%, compared to subscription revenues of $10.3 million for the third quarter of fiscal 2009. The growth in subscription revenues was due primarily to our acquisitions during fiscal 2009. Advertising revenues were $560,000 for the third quarter of fiscal 2010 compared to advertising revenues of $735,000 for the third quarter of fiscal 2009. The decrease in advertising revenues was directly related to reduced volume within certain advertising programs during the third quarter of the fiscal year. We believe this decrease is temporary and that we will see advertising revenue increase in the fourth quarter as customers increase their budgets and we monetize our page-view and unique visitor counts. Total deferred revenue as of December 31, 2009 was $31.3 million, representing an increase of $4.0 million, or 15%, compared to total deferred revenue of $27.3 million as of December 31, 2008.

Cost of Revenues. Cost of revenues for the third quarter of fiscal 2010 was $3.7 million, an increase of $0.8 million, or 27%, compared to cost of revenues of $3.0 million for the third quarter of fiscal 2009. The increase in cost of revenues was primarily due to a $0.8 million increase of payroll and benefit related costs attributable to the timing of the Genesys acquisition, which we completed on December 17, 2008, and incentive compensation charges, an increase of $0.1 million related to consulting costs at Genesys, partially offset by a decrease of $0.1 million in stock-based compensation as a result of the reduction in workforce implemented in the fourth quarter of fiscal 2009. As a percent of total revenues, cost of revenues increased from 27% in the third quarter of fiscal 2009 to 32% in the third quarter of fiscal 2010.

Research and Development Expenses. Research and development expenses for the third quarter of fiscal 2010 were $2.4 million, an increase of $0.2 million, or 10%, compared to research and development expenses of $2.2 million for the third quarter of fiscal 2009. The increase in research and development expenses was primarily due to an increase of payroll and benefit related costs attributable to the timing of the Genesys acquisition, which we completed on December 17, 2008, increased headcount at our Shanghai facility and incentive compensation charges. Research and development expenses increased from 20% of total revenues in the third quarter of fiscal 2009 compared to 21% of total revenues in the third quarter of fiscal 2010.

Sales and Marketing Expenses. Sales and marketing expenses for the third quarter of fiscal 2010 were $5.2 million, a decrease of $1.5 million, or 22%, compared to sales and marketing expenses of $6.7 million for the third quarter of fiscal 2009. The decrease was primarily due to decreases of $0.9 million in payroll and benefit related costs and incentive compensation due to the reduction in workforce implemented in the fourth quarter of fiscal 2009, a decrease of $0.3 million in advertising and trade show expenses, a decrease of $0.2 million of outside service costs primarily consisting of marketing expenses, and an additional $0.1 million decrease in advertising and media costs attributable to partnership agreements. In the first half of fiscal 2009, we invested substantially in sales and marketing, which resulted in increased sales and marketing expenses. Subsequent to our reduction in workforce in January 2009, we do not expect to make similar expenditures in the near-term and, as a result, we expect that our sales and marketing expenses will remain relatively consistent for the balance of the fiscal year. Sales and marketing expenses decreased from 61% of total revenues in the third quarter of fiscal 2009 to 44% of total revenues in the third quarter of fiscal 2010.

General and Administrative Expenses. General and administrative expenses were $3.6 million for the third quarter of fiscal 2010, a decrease of $0.1 million, or 3%, compared to $3.7 million for the third quarter of fiscal 2009. The decrease was primarily due to a decrease of $0.2 million in rent expense associated with the relocation of our corporate offices, a decrease of $0.1 million related to advisory and outside service fees primarily associated with the Genesys acquisition, partially offset by increases of $0.1 million in stock based compensation costs related to current quarter awards granted and $0.1 million in office and maintenance related costs. General and administrative expenses decreased to 31% of total revenues in the third quarter of fiscal 2010 compared to 34% in the third quarter of fiscal 2009.

Amortization of Intangible Assets. Amortization of intangible assets for the third quarter of fiscal 2010 was $764,000 compared to $495,000 in the third quarter of fiscal 2009. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition Genesys in December 2008.

Other Income/Expense. Other income for the third quarter of fiscal 2010 was $22,000 compared to other income of $9,000 in the third quarter of fiscal 2009. The increase in income primarily related to a reduction in interest expense as a result of a decrease in borrowings against our revolving credit facility.

Provision for Income Taxes. The provision for income taxes for the third quarter of fiscal 2010 was $16,000 compared to $36,000 in the third quarter of fiscal 2009. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions.

Nine Months Ended December 31, 2009 compared to Nine Months Ended December 31, 2008

Revenues. Revenues for the nine months ended December 31, 2009 were $34.9 million, an increase of $3.7 million, or 12%, compared to revenues of $31.2 million for the nine months ended December 31, 2008. Subscription revenues were $32.5 million for the nine month period ended December 31, 2009, an increase of $3.4 million, or 12%, compared to subscription revenues of $29.1 million for the nine months ended December 31, 2008. The growth in subscription revenues was due primarily to our acquisitions during fiscal 2009. Advertising revenues were $2.4 million for the nine months ended December 31, 2009 compared to advertising revenues of $2.0 million for the nine months ended December 31, 2008.

Cost of Revenues. Cost of revenues for the nine months ended December 31, 2009 was $11.1 million, an increase of $1.8 million, or 19%, compared to cost of revenues of $9.3 million for the nine months ended December 31, 2008. The increase in cost of revenues was primarily due to a $1.5 million increase in payroll and related benefits primarily related to the acquisitions of Salary.com Limited and Genesys, an increase of $0.6 million in consulting costs related to our payroll related products and a $0.2 million increase in incentive compensation, partially offset by a decrease of $0.4 million in stock-based compensation due to the reduction in workforce implemented in the fourth quarter of fiscal 2009. As a percent of total revenues, cost of revenues increased from 30% of total revenues for the nine months ended December 31, 2008 to 32% of total revenues for the nine months ended December 31, 2009.

Research and Development Expenses. Research and development expenses for the nine months ended December 31, 2009 were $7.1 million, an increase of $0.8 million, or 13%, compared to research and development expenses of $6.3 million for nine months ended December 31, 2008. The increase in research and development expenses was primarily due to increases of $0.7 million and $0.2 million in payroll and related benefits and travel costs, respectively, attributable to the addition of research and development personnel within our Shanghai facility and the acquisition of Genesys, a $0.1 million increase in technology related service costs partially offset by a $0.2 million decrease in stock-based compensation. As a percent of total revenues, research and development costs remained consistent at 20% for the nine months ended December 31, 2009 and 2008.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended December 31, 2009 were $16.5 million, a decrease of $3.8 million, or 19%, compared to sales and marketing expenses of $20.4 million for the nine months ended December 31, 2008. The decrease was primarily due to decreases of $1.6 million and $0.3 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the fourth quarter of fiscal 2009, a decrease of $1.1 million in advertising and trade show expenses, and an additional $1.0 million of outside service costs primarily consisted of marketing expenses, partially offset by a $0.2 million increase of facility costs attributable to fiscal 2009 acquisitions and our Montego Bay facility. In the first half of fiscal 2009, we invested substantially in sales and marketing, which resulted in increased sales and marketing expenses. Subsequent to our reduction in workforce in January 2009, we do not expect to make similar expenditures in the near-term and, as a result, we expect that our sales and marketing expenses will remain relatively consistent for the balance of the fiscal year. Sales and marketing expenses decreased from 65% of total revenues for the nine months ended December 31, 2008 to 47% of total revenues for the nine months ended December 31, 2009.

General and Administrative Expenses. General and administrative expenses were $11.4 million for the nine months ended December 31, 2009, a decrease of $0.3 million, or 3%, compared to $11.7 million for the nine months ended December 31, 2008. The decrease was primarily due to decreases of $0.5 million in stock-based compensation due to the reduction in workforce implemented in the fourth quarter of fiscal 2009, a decrease of $0.4 million due to the timing of incentive compensation, a decrease of $0.4 million in rent expense primarily associated with the relocation of our corporate offices, and a decrease of $0.1 million in directors’ fees, partially offset by increases of $0.4 million in legal and accounting related costs, an increase of $0.4 million in depreciation expense, an increase of $0.4 million of facility and technology related costs. General and administrative expenses decreased to 33% of total revenues for the nine months ended December 31, 2009 compared to 38% for the nine months ended December 31, 2008.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended December 31, 2009 was $2.3 million compared to $1.3 million for the nine months ended December 31, 2008. The increase in amortization was primarily due to the amortization of intangible assets acquired as part of the acquisition of Salary.com Limited in August 2008 and Genesys in December 2008.

Other Expense/Income. Other expense for the nine months ended December 31, 2009 was $125,000 compared to other income of $409,000 for the nine months ended December 31, 2008. The increase in expense consisted primarily of a decrease in interest income due to a decrease in invested cash balances and a decrease in interest rates associated with invested balances.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2009 was $62,000 compared to $179,000 for the nine months ended December 31, 2008. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions.

Acquisition of Business

Genesys Software Systems, Inc.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys, a leading provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, we paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common stock into options to purchase approximately 519,492 shares of our common stock. In addition, the former Genesys security holders are eligible to earn additional consideration of up to $2.0 million which would be paid in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the eighteen months after the closing of the acquisition. As of December 31, 2009, the $2.0 million of additional consideration had been earned and recorded as additional goodwill. Such amounts are due to be settled in June 2010 at our option in either cash or stock. The purchase price allocated for financial accounting purposes was approximately $9.4 million, which includes $1.1 million of options to purchase our common stock and approximately $1.9 million of net liabilities assumed. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. We allocated $4.1 million of the purchase price to goodwill based upon the estimated fair value of the assets acquired in the acquisition. Goodwill from the acquisition resulted from our belief that the products and services offered by Genesys will be complementary to our on-demand software suites. The results of operations include the impact of this acquisition since December 17, 2008.

ITG Competency Group

On August 3, 2007, we acquired the assets of ITG Competency Group, LLC (“ITG”). ITG is a provider of off-the-shelf competency models and related implementation services used in a wide range of industries. Under the terms of the agreement, we paid the owner of ITG $2.1 million in cash and shares of our common stock valued at $0.5 million. ITG was also eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. The additional consideration, if earned, will be paid 50% in cash and 50% in common stock. As of December 31, 2009, all $1.1 million of the additional consideration had been earned and recorded as goodwill. Of the additional consideration earned, $0.9 million was paid to the owner of ITG in cash and shares during fiscal 2009, an additional $0.1 million was paid in cash in October 2009 and the final $0.1 million was paid in stock in January 2010.

Liquidity and Capital Resources

At December 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $11.2 million and accounts receivable, net of allowance for doubtful accounts of $8.1 million, compared to cash and cash equivalents of $21.1 million and accounts receivable, net of allowance for doubtful accounts of $6.0 million at March 31, 2009. Our working capital as of December 31, 2009 was a negative $19.8 million compared to negative working capital of $11.6 million as of March 31, 2009. The reduction in our working capital was primarily due to cash outflows and contingent consideration earned related to our fiscal 2009 acquisition of Genesys, an increase in the current portion of deferred revenues of $2.1 million and payments related to our stock repurchase program of $2.5 million. During the nine months ended December 31, 2009, we borrowed against our revolving credit facility and, as of December 31, 2009, we had an outstanding balance of $2.5 million against our line.

Cash used by operating activities for the nine months ended December 31, 2009 was $24,000. This amount resulted from a net loss of $13.8 million, adjusted for non-cash charges of $9.8 million and a $3.9 million net increase in operating assets and liabilities since the beginning of fiscal 2010. Non-cash items primarily consisted of $1.3 million of depreciation and amortization of property, equipment and software, $3.5 million of amortization of intangible assets and $4.7 million of stock-based compensation. The net increase in operating assets and liabilities since the beginning of fiscal 2010 of $3.9 million was primarily comprised of increases in accounts payable and accrued expenses and other current liabilities since the beginning of fiscal 2010 of $2.1 million and $0.8 million, respectively, deferred revenue of $2.9 million, and $2.1 million in accounts receivable. The increase in accounts payable and accrued expenses and other current liabilities was primarily due to the timing of accrued payroll benefits in addition to payments to vendors. The increase in deferred revenue since the beginning of fiscal 2010 is primarily the result of increased invoicing less revenue recognition from our subscription customers for the nine months ended December 31, 2009. The growth in invoicing, which also led to the increase in accounts receivable, was primarily due to the impact of our recent acquisitions and increased subscription renewals and increased sales to existing customers. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months.

Cash provided by investing activities was $1.6 million and consisted primarily of a decrease of $2.6 million of funds obtained from payroll customers to be used in satisfying related obligations partially offset by $0.4 million paid for purchases of intangible assets, $0.2 million paid for software development costs, $0.2 million paid for purchases of data sets and property, equipment and software and $0.1 million paid for the acquisition of businesses. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash used in financing activities was $11.1 million, which consisted primarily of $5.8 million of repayments of our revolving line of credit net of current fiscal year borrowings, $3.0 million of repurchases of our stock, and $2.6 million related to decreases in payroll customer related obligations.

On August 3, 2007, we acquired the assets of ITG. Under the terms of the agreement, the former owners of ITG are eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. As of December 31, 2009, all $1.1 million of the additional consideration has been earned and recorded as additional goodwill. Of the additional consideration earned, $0.9 million was paid to the owner of ITG in cash and shares during fiscal 2009, an additional $0.1 million was paid in cash in October 2009 and the final $0.1 million was paid in stock in January 2010.

On December 21, 2007, we acquired the assets of Schoonover Associates, Inc. Schoonover will be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and vesting on the 112,646 shares of common stock issued at the closing of the acquisition, which were valued at $1.5 million, which are eligible to vest ratably over such five-year period. As of December 31, 2009, 20% of the issued shares had vested and $200,000 of the additional consideration has been earned. Of the additional consideration earned, $0.1 million was paid in cash in January 2010 and the remaining $0.1 million is expected to be paid in the first quarter of fiscal 2011.

On April 17, 2008, we entered into a leaseline agreement (Leaseline #4) with a maximum available commitment of $350,000. The lease term began on July 1, 2008 and runs for a term of 36 months. As of December 31, 2009, we had leased approximately $173,000 of equipment under the terms of this leaseline. On July 24, 2008, we entered into a leaseline agreement (Leaseline #5) with a maximum available commitment of $200,000. The lease term began on October 1, 2008 and runs for a term of 36 months. In addition, at December 31, 2009, we had approximately $1.1 million in a restricted cash account as collateral for equipment with a value of approximately $1.1 million in accordance with all of its master lease agreements.

In June 2008, we entered into an agreement with a vendor to finance the purchase of perpetual software licenses in the amount of approximately $738,000. We will make quarterly payments of approximately $64,000 for a term of 36 months.

On August 8, 2008, we entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, we entered into a second modification of our credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, we entered into a third modification of our credit facility to extend the term of this credit facility for two years to October 8, 2010 and increased the line of credit from $5,000,000 to $10,000,000. On March 16, 2009, we entered into a fourth modification of our agreement, which added Genesys as a guarantor to our obligations under the credit facility. On June 29, 2009, we entered into a fifth modification to our credit facility which increased the interest rate and certain fees payable, amended certain financial covenants, and increased the amount of stock we can repurchase under our repurchase plans. On October 15, 2009, we entered into a sixth modification to our credit facility decreasing the line of credit to $5.0 million, modifying the interest rate and amending certain financial covenants. Following the sixth modification, up to $5 million is available under this credit facility and the facility is collateralized by substantially all of our assets and expires on October 8, 2010. Up to $5 million of the line of credit may be used to secure letters of credit and cash management services, and up to $5 million of the line of credit may be used in connection with foreign exchange forward contracts. The line of credit is subject to financial covenants that require us to maintain a ratio of assets to liabilities (net of deferred revenue) that is not less than 1.4 to 1. As of December 31, 2009, there was $2.5 million outstanding under the credit facility.

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

On December 15, 2008, the Board of Directors authorized the repurchase by us of up to $2.5 million of our common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, our Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. As of December 31, 2009, we had repurchased and retired 1,348,140 shares with a total value of approximately $2.8 million pursuant to this repurchase program.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys. Under the terms of the agreement, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2.0 million which would be paid in June 2010 in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the first year after the closing of the merger. As of December 31, 2009, the $2.0 million of additional consideration had been earned and recorded as goodwill. Such amounts are due to be settled in June 2010 at our option in either cash or stock.

On January 7, 2009, we implemented and completed a workforce reduction of approximately 100 employees, representing approximately 16% of our workforce. We implemented this workforce reduction in response to the current and anticipated macro-economic uncertainties. As a result of the workforce reduction, we recorded restructuring charges of approximately $3.1 million in fiscal 2009. These charges were comprised of $1.8 million in stock compensation charges associated with the accelerated vesting of unvested awards, $1.2 million in severance payments, and $0.1 million in various other costs. During the nine months ended December 31, 2009, we recorded restructuring charges of approximately $0.2 million related to severance payments and anticipate an additional $0.3 million of restructuring charges in the fourth quarter of the current fiscal year.

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

We believe that of our significant accounting policies, which are described in the notes to our financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of FASB ASC which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Income Taxes Topic of FASB ASC also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of December 31, 2009, we have a valuation allowance of $20.2 million against our deferred tax assets.

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

We have historically estimated our expected volatility based on that of our publicly traded peer companies as we determined that we did not have adequate historical data from our traded share price. Until February 2007, we were a private company and therefore lacked sufficient company-specific historical and implied volatility information. We did not grant any new stock options during the fiscal year ended March 31, 2009; however, previously granted stock option awards were modified in connection with our workforce reduction on January 7, 2009. The modification of the awards consisted of acceleration of the respective awards’ vesting schedule. For the modified awards issued during the year ended March 31, 2009, we determined we have adequate historical data from our traded share price; as such, expected volatilities utilized in the model are based on the historic volatility of our stock price.

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

We recognized stock-based compensation pursuant to the Compensation – Stock Compensation Topic of FASB ASC in the amount of $4.7 million and $6.1 million in the nine months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had $8.1 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.

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

In December 2009, we lost a significant, but not material, payroll customer as a result of a breach of contract by the customer. As a result of the breach, we terminated our agreement with the customer which we believe constituted a triggering event in accordance with the Intangibles-Goodwill and Other Topic of FASB ASC. This event led us to revise our expectation of future invoicing, revenues and operating profit margins for the payroll/HRMS reporting unit. As a result of the factors described above, in accordance with the Intangibles-Goodwill and Other Topic of FASB ASC, we, with the assistance of a third-party independent appraiser, re-evaluated the goodwill associated with the payroll/HRMS reporting unit for impairment as of December 31, 2009. We used a combination of an income approach and a market approach to determine the fair value of the reporting unit. As a result of this goodwill impairment testing, we determined that the reporting unit’s goodwill was not impaired.

We first calculated the fair value of the reporting unit using both discounted cash flows and guideline company methodologies. We then performed “Step 1” and compared the weighted average fair value of the reporting unit of accounting to its carrying value as of December 31, 2009.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting unit, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions. We employed an eight year discounted cash flow methodology to arrive at the fair value of the reporting unit. In calculating the fair value, we derived the projected eight year cash flows for the reporting unit. This process starts with the projected cash flows of the reporting unit and then the cash flows are discounted. We also employed a guideline company method which indicates value for the reporting unit by comparison to similar publicly traded companies. We identified a set of comparable companies to derive market multiples for the latest twelve months and next fiscal year revenue. The revenue multiples for the reporting unit were based on size, profitability, and comparability of the reporting unit’s products as services relative to those of the selected guideline companies. From the enterprise values determined using these revenue multiples, we applied a control premium in order to estimate the equity value of the reporting unit.

The discounted cash flows used to estimate the fair value was based on assumptions regarding the reporting unit’s estimated projected future cash flows and estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the impairment test, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used. The rate used to discount the estimated future cash flows for the reporting unit was 25%.

Our projections for the next eight years included increased revenue and operating expenses, in line with the expected revenue growth over the period based on current market and economic conditions and our historical and expected knowledge of the reporting unit. We projected growth for the reporting unit ranging from 5% to 30% annually. We estimated the operating expenses based on a rate consistent with the current experience for the reporting unit and estimated revenue growth over the next eight years. The failure of this reporting unit to execute as forecasted over the next eight years could have an adverse affect on our impairment tests. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in the reporting unit, thereby possibly requiring an impairment charge in the future.

We determined that based on “Step 1” of our goodwill test, the fair value of the reporting unit exceeded its carrying value as of December 31, 2009 by approximately 20%.

In conjunction with the testing noted above, we also re-evaluated the long-lived assets associated within this reporting unit in accordance with the Property, Plant and Equipment Topic of FASB ASC. We used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets exceeded the carrying values of those assets. We determined that based on our analysis these assets were not impaired as of December 31, 2009.

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

In August 2009, the FASB issued new accounting guidance related to measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of the authoritative accounting guidance, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Our adoption of this accounting guidance in the third quarter of fiscal 2010 did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal 2012. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements. We expect that this guidance may have a significant impact on our revenue recognition policy and financial statements, however, we have not determined the impact as of December 31, 2009.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If we elect earlier application and the first reporting period of adoption is not the first reporting period in our fiscal year, the guidance must be applied through retrospective application from the beginning of our fiscal year and we must disclose the effect of the change to those previously reported periods. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements. We expect that this guidance may have a significant impact on our revenue recognition policy and, to a lesser extent, our financial statements, however, we have not determined the impact as of December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Substantially all sales to customers and arrangements with vendors provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our consolidated revenues and operational expenses consist of international revenues and operational expenses which are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those revenues and operating costs. For the nine months ended December 31, 2009, we incurred foreign exchange losses of $32,000. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

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

(b) Changes in internal controls over financial reporting. We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. As a result of the evaluation completed by the Company’s management, and in which Messrs. Plunkett and Chicoyne participated, the Company has concluded that there were no changes during the fiscal quarter ended December 31, 2009 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors

We have not identified any material changes from the risk factors as previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option Plan and our 2004 Stock Option Plan (collectively referred to as our Stock Plans), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. In addition, in December 2008, our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 million. The objective of the stock repurchase program is to improve stockholders’ returns. On April 17, 2009, our Board of Directors increased the size of our share repurchase program to $7.5 million. At December 31, 2009, approximately $4.7 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased by us were retired as of December 31, 2009. Our credit facility with Silicon Valley Bank currently limits repurchases under our $7.5 million stock repurchase program to $2.5 million over a rolling twelve month period. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended December 31, 2009:

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – 31	64,298	$2.76	56,934	$4,868,457

November 1 – 30	147,782	$2.85	39,162	$4,756,081

December 1 – 31	84,087	$2.54	17,166	$4,707,467

Total	296,167	$2.74	113,262	$4,707,467

(1)	Includes shares originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.
(2)	Represents shares received under our stock repurchase programs. We expended approximately $0.3 million during the quarter ended December 31, 2009 for repurchases of our common stock. For more information see Note 5 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(3)	Includes shares reacquired in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

Unregistered Sale of Securities

On January 18, 2010, we issued 32,921 shares of our common stock to the former owner of ITG. These shares were issued in respect of the additional $0.1 million of consideration earned by the former owner of ITG through the achievement of certain performance targets. The issuance of these shares was pursuant to Section 4 (2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering.

ITEM 4 — OTHER INFORMATION

Termination of 10b5-1 Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Yong Zhang, our Chief Technology Officer, Chief Operating Officer and President of Global Operations, terminated his prior trading plan in January 2010 and that Bryce Chicoyne, our Chief Financial Officer, terminated his trading plan in the second quarter of fiscal 2010. We have been further advised that neither of these officers has entered into a new trading plan. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 5 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: February 16, 2010	/S/ BRYCE CHICOYNE
Bryce Chicoyne
Chief Financial Officer (Authorizing Officer and Principal Financial Officer of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).