Form 10-K/A
period 2010-03-31
SALARY. COM, INC.
filed 2010-07-29
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-33312

SALARY.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3465241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

160 Gould Street Needham, Massachusetts	02494
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 851-8000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☐	Smaller Reporting Company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 30, 2010 (the last business day of the registrant’s most recently completed second quarter), there were 16,322,464 outstanding shares of common stock, $.0001 par value per share. The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by the Nasdaq Global Market, was approximately $23,105,184. The number of the registrant’s shares of common stock, $.0001 par value per share, outstanding as of July 21, 2010 was 17,438,686.

SALARY.COM, INC.

ANNUAL REPORT

ON FORM 10-K/A

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 because we do not anticipate filing the Proxy Statement for our 2010 Annual Meeting of Stockholders (“2010 Proxy Statement”) within 120 days after the end of our 2010 fiscal year. Information in this amendment is therefore amending Part III (Items 10, 11, 12, 13 and 14) and the Exhibits in Part IV (Item 15) in our Annual Report on Form 10-K which had previously incorporated the 2010 Proxy Statement by reference. This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K for the fiscal year ended March 31, 2010. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 in any way.

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors and executive officers. The biographical description of each director includes the specific experience, qualifications, attributes and skills that the Board of Directors would expect to consider if it were making a conclusion currently as to whether such person should serve as a director.

Directors and Executive Officers	Position	Age	Class	Term Expires	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
John F. Gregg	Director	46	I	2010		Member
Terry Temescu	Director	62	I	2010	Member		Member
Yong Zhang	President of Global Operations, Chief Operating Officer and Chief Technology Officer	42	I	2010
Paul R. Daoust	President and Chief Executive Officer, Director	62	II	2011
Robert A. Trevisani	Director	76	II	2011	Member	Chairman	Chairman
Bryce Chicoyne	Senior Vice President, Chief Financial Officer and Treasurer	41	II	2011
William C. Martin	Director	32	II	2011		Member
Edward F. McCauley	Director	71	III	2012	Chairman		Member
Kent Plunkett	Chairman of the Board	47	III	2012
John R. Sumser	Director	55	III	2012
Brent Kleiman	Senior Vice President of Marketing and Strategy	41	—	—
Teresa Shipp	Senior Vice President of Sales	48	—	—
Judy Duff	Senior Vice President, Product Management and Professional Services	50	—	—
Nicholas Camelio	Senior Vice President, Human Resources	39	—	—

Director and Executive Officer Biographies

Bryce Chicoyne has served as our Senior Vice President and Chief Financial Officer and on our Board of Directors since May 2008. From August 2004 to May 2008, Mr. Chicoyne was the Chief Financial Officer of Harvard Bioscience, Inc., a publicly traded developer and manufacturer of products for the clinical and research industries. Prior to joining Harvard Bioscience, Mr. Chicoyne served from December 2002 to August 2004 as Director of Financial Reporting with Apogent Technologies Inc. (now a subsidiary of Thermo Fisher Scientific Inc.), a developer and manufacturer of products for the clinical and research industries. Mr. Chicoyne holds a B.S. in accounting from the University of Southern New Hampshire and an M.B.A. from the F.W. Olin School of Business at Babson College. The Board of Directors believes Mr. Chicoyne’s qualifications to sit on the Board include the combination of his business and leadership experience at public companies as well as his general background in finance.

Paul R. Daoust has served as our President and Chief Executive Officer since February 2010. He has also served on our Board of Directors since November 2006. Since December 2008, Mr. Daoust has served as non-executive chairman of the board of HighRoads, Inc., a privately-held technology-enabled services company that automates the supplier management lifecycle for the human resources function of Fortune 500 companies. From February 2005 until December 2008, Mr. Daoust served as the chairman and chief executive officer of HighRoads. From August 2003 to January 2005, Mr. Daoust was President of Daoust Consulting, LLC, a provider of management consulting services to early- and mid-stage companies. From October 2000 to July 2003, Mr. Daoust was chairman of the board and chief executive officer of GRX Technologies, Inc., a privately-held software company focused on supply chain management for the commercial insurance industry. Mr. Daoust also served as executive vice president and chief operating officer of Watson Wyatt Worldwide, one of the world’s largest human resource consulting firms, from June 1993 to June 1998. He worked for Watson Wyatt for over 28 years and served on their board of directors for nine years. He also served on the board of Gevity HR, Inc., a then publicly-traded provider of comprehensive employment management solutions, until it was sold to TriNet Group Inc. in June 2009. Mr. Daoust has also served on the advisory boards of Brodeur Worldwide (part of the Omnicom Group) and LaborMetrix, Inc. Mr. Daoust holds a B.A. in Mathematics from Boston College and a Masters of Actuarial Science with distinction from the University of Michigan and he is a Fellow of the Society of Actuaries. The Board of Directors believes Mr. Daoust’s qualifications to sit on the Board include his exposure to various companies in an executive and board member capacity as well as his extensive experience at companies in the human resources and employment management fields.

John F. Gregg has served on our Board of Directors since November 2006. Mr. Gregg is the founder and Managing Director of Bluewater Ventures Ltd., a private equity firm that specializes in turnarounds and investments in the media and telecommunications sectors in Europe, the U.S. and Asia. From January 2003, when he founded Bluewater Ventures, to January 2004, Mr. Gregg acted as Chief Restructuring Officer for Cablecom GmbH, Switzerland’s largest cable operator. From 1994 to January 2003, Mr. Gregg held various senior positions at NTL Inc., a publicly-traded European broadband cable operator, including serving as Chief Financial Officer and Senior Vice President from June 1999 to January 2003. In his position as Chief Financial Officer, Mr. Gregg had primary responsibility for oversight of NTL’s successful restructuring, which was commenced upon the filing of a voluntary petition for a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code on May 8, 2002 and completed on January 11, 2003. Mr. Gregg holds a B.A. from Georgetown University and an M.B.A. from Harvard Business School. The Board of Directors believes Mr. Gregg’s qualifications to sit on the Board include his broad-based experience in business and finance, including his extensive background in leadership and management.

William C. Martin has served on our Board of Directors since July 2009. Mr. Martin has served as the Chairman, Chief Investment Officer and General Partner of Raging Capital Management, LLC, a private investment partnership based in Princeton, NJ, since 2006. Since January 2010, he has been on the board of directors of SMC Indium, a privately-held company in the business of purchasing the stockpile metal indium. He is also the co-founder and has served as the principal of Indie Research, LLC since 2002 and of InsiderScore, LLC since 2004. Indie Research and InsiderScore are privately-held providers of proprietary investment research tools for individual and institutional investors. Mr. Martin also co-founded Raging Bull, a privately-held online financial media company, in 1998. From May 2000 until September 2009 Mr. Martin served as a director of Bankrate, Inc,. a publicly-traded provider of online financial information and advice. The Board of Directors believes Mr. Martin’s qualifications to sit on the Board include the insight he has gained from founding and leading an online media company as well as his extensive experience with online technology companies.

Edward F. McCauley has served on our Board of Directors and as Chairman of the Audit Committee of our Board since November 2006. Over a thirty-six year career at Deloitte & Touche until his retirement in 2001, Mr. McCauley served as Lead Audit Partner or Advisory Partner for a wide variety of Fortune 500 companies, non-profit and regulated enterprises. Mr. McCauley is a board member of Mac-Gray Corporation, a publicly-traded laundry facilities management business, and is a board member and chairman of the audit committee of Harvard Pilgrim Healthcare, Inc., a health benefits provider. Mr. McCauley holds a B.S. in Accounting from St. Joseph’s University and is a Certified Public Accountant. The Board of Directors believes Mr. McCauley’s qualifications to sit on the Board include the combination of his experience as an auditor and his leadership experience in business and his experience as an audit committee member of a public company.

Kent Plunkett founded Salary.com and has served as our Chairman since 1999. Mr. Plunkett also served as our President and Chief Executive Officer from 1999 until February 2010.

Prior to founding Salary.com, Mr. Plunkett was chief executive officer of Bumblebee Technologies Inc., a privately-held career software publisher, from 1996 through 1999, held a leadership role at InfoSpace, Inc., a privately-held online content syndication company, including online white and yellow pages, private-label search and mobile entertainment, in 1996 and Director of Business Development for Pro CD, Inc., a privately-held CD-ROM electronic directory publisher of white pages, yellow pages and mapping content, from 1995 through 1996. Mr. Plunkett holds an A.B. degree from Georgetown University and an M.B.A. from the Harvard Business School and is a Certified Compensation Professional. The Board of Directors believes Mr. Plunkett’s qualifications to sit on the Board include the knowledge he has gained as our founder and leader as well as his experience with software technology companies.

John Sumser rejoined our Board of Directors in November 2006, having previously served as a member of our Board from October 2001 to September 2003. In 2007, Mr. Sumser founded Two Color Hat, Inc. dba Recruiting Roadshow™, a privately-held human resources education and events company. Mr. Sumser was also the founder of IBN: interbiznet.com, a privately-held leading source of analysis for the electronic recruiting industry, where he served as President through 2007. Through John Sumser Consulting, Mr. Sumser also provides consulting services regarding business strategy and development to companies in the human resources industry. Mr. Sumser is the author of the Recruiters’ Internet Survival Guide, the Electronic Recruiting Indices and the daily Electronic Recruiting News. Mr. Sumser holds a B.A. from the Catholic University of America. The Board of Directors believes Mr. Sumser’s qualifications to sit on the Board include his experience as a founder and executive of a multiple human resource companies and his extensive background in consulting and research in the human resource industry.

Terry Temescu has served on our Board of Directors since June 2000, having previously served as Acting Chief Financial Officer in 2000. Mr. Temescu has served as the Senior Partner of Iron Leaf, a privately-held growth capital investment company since March 2007 and as Chief Executive Officer at Tanager Holdings, Ltd., privately-held foreign investment firm since 2009. Mr. Temescu was also the founding partner of Lyric Capital, a privately-held private equity investment firm, which was formed in 1998, and served as its Senior Partner until 2008. Prior to that, he was an investment banker at Goldman Sachs and Smith Barney, and served as Chief Operating Officer and Chief Financial Officer of Concord General Corp. a privately-held diversified financial services company. Mr. Temescu holds a B.S. degree from the State University of New York and an M.B.A. from Cornell University. The Board of Directors believes Mr. Temescu’s qualifications to sit on the Board include his extensive experience in business and finance for various companies at different growth stages.

Robert A. Trevisani has served on our Board of Directors since December 2005. Since December 2005, Mr. Trevisani has served as President of Southern Cay Consulting, a private consulting firm. From 2003 up to his retirement in June 2006, Mr. Trevisani was Of Counsel at Gadsby Hannah LLP and from 1967 to 2003, he was a partner at that law firm. From 2002 to 2004, Mr. Trevisani was a board member of Computer Horizons Corp., a publicly-traded information technology staffing and services firm that also provides temporary employee management software solutions. From 2000 to 2002, Mr. Trevisani was Chairman of the Legal Practice Section of the International Bar Association. Mr. Trevisani is a board member of SuperTel Network Communications, Inc., a privately-held telecommunications company, and its affiliated companies. Mr. Trevisani is also currently President and a Trustee of the Commonwealth Charitable Fund, a Trustee of the Institute for Experimental Psychology at the University of Pennsylvania and a member of the Board of Overseers of Boston College Law School. Mr. Trevisani is a past member of the faculty at Boston College Law School and the Boston University School of Law and was a Trustee of Mount Ida College from 1990 to 2005. Mr. Trevisani holds an A.B. from Boston College, a J.D. from Boston College Law School and an L.L.M. in Taxation from New York University Graduate School of Law. The Board of Directors believes Mr. Trevisani’s qualifications to sit on the Board include his business experience at a public information technology company and his background in the legal and consulting fields.

Yong Zhang has served as our Chief Technology Officer since April 2000 and as our Executive Vice President and Chief Operating Officer since June 2006. He has also served as our President of Global Operations since June 2009. Mr. Zhang has been a member of our Board of Directors since December

2004. Since December 2006, Mr. Zhang has also served as the Chief Executive Officer and President of our Chinese subsidiary, Salary.com China, Ltd. Prior to joining Salary.com, Mr. Zhang held various technical leadership and project management positions at privately-held software and healthcare companies, including Iconomy.com, a pioneer of private-label e-commerce solutions, Smart Route System, a traveler information company, and Center for Health and Human Services, Inc., and served as consultant for Aerovox, Inc., a publicly-held capacitor manufacturer. Mr. Zhang holds a B.S. in Physics from Shanghai University of Science and Technology, an M.B.A. from Cornell University and an M.S. in Electrical Engineering as well as an M.S. in Physics from University of Massachusetts at Dartmouth. Mr. Zhang is a Certified Compensation Professional and a Global Remuneration Professional. The Board of Directors believes Mr. Zhang’s qualifications to sit on the Board include his extensive experience with technology companies and his science and technology-based education, combined with his expertise in the compensation field.

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

Nicholas Camelio has served as our Senior Vice President of Human Resources since June 2007. From January 2005 until February 2007, Mr. Camelio was the vice president of human resources of BrassRing Inc. (acquired by Kenexa Corporation), a leading provider in human capital management, offering enterprise software and outsourced recruitment services to Fortune 500 companies and from February 2007 through June 2007, Mr. Camelio served as an independent consultant within the Human Resources industry. Mr. Camelio spent June 1998 through January 2005 in leadership positions, including head of human resources for the Northeast Region of Vignette Corporation, an enterprise software company and senior human resources positions at IBM and Lotus Development Corporation. Mr. Camelio holds a B.A. in human resource management from Bentley University and is a Certified Compensation Professional, a Global Remuneration Professional and a Certified Human Capital Strategist.

Judy Duff has served as our Senior Vice President of Product Management and Professional Services since February 2008. From December 2002 until February 2008, Ms. Duff was Vice President of Product Management & Strategy at BrassRing Inc. (acquired by Kenexa Corporation). From December 1999 through December 2002, Ms. Duff held positions as Director of Product Management at Curl Corporation, an internet application platform provider, and from August 1987 through December 1999 she held the position of Senior Program Manager at Lotus Development Corporation (acquired by IBM), a software development company. Ms. Duff holds a B.A. in computer science from Dickinson College and an M.B.A. from Boston University. Ms. Duff is a Certified Compensation Professional

Brent Kleiman has served as our Senior Vice President, Marketing since July 2009 and previously served as our Vice President of Marketing and General Manager, Small Business from November 2007 until July 2009. From December 2003 through October 2007, Mr. Kleiman held various executive roles at Deploy Solutions, Inc. (acquired by Kronos, Inc.), a leading provider of recruiting and hiring software and services. Mr. Kleiman spent August 1996 through December 2003 in leadership positions, including president and chief executive officer, at Humetrics, a company specializing in hourly employee hiring automation, which was acquired by Deploy Solutions, Inc. in 2003. Mr. Kleiman holds a B.A. in Business with a concentration in Finance and Marketing from the University of Texas at Austin and an M.B.A. from the Harvard Business School.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board Committees

Our by-laws authorize our Board of Directors to appoint among its members one or more committees, each consisting of one or more directors. Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate

Governance Committee. The composition and functioning of all of our committees complies with the rules of the SEC and the Nasdaq Capital Market that are currently applicable to us and we intend to comply with additional requirements to the extent that they become applicable to us.

Audit Committee

Edward McCauley, Terry Temescu and Robert Trevisani currently serve on the Audit Committee, and each of them served on the Audit Committee throughout 2010. Mr. McCauley serves as the Chairman of the Audit Committee. The Audit Committee’s responsibilities include, but are not limited to:

•	appointing, approving the compensation of, and assessing the independence of our independent auditor;

•	overseeing the work of our independent auditor, including through the receipt and consideration of certain reports from the independent auditor;

•	resolving disagreements between management and our independent auditor;

•	pre-approving all auditing and permissible non-audit services (except de minimis non-audit services), and the terms of such services, to be provided by our independent auditor;

•	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•	coordinating the oversight of our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from the independent auditor and procedures for the receipt and retention of accounting related complaints and concerns;

•	reviewing and approving related party transactions and establishing policies to facilitate such review;

•	meeting independently with our independent auditors and management; and

•	preparing the audit committee report required by SEC rules to be included in our proxy statements.

All of the members of the Audit Committee are “independent” under the applicable rules of the Nasdaq Capital Market and the SEC. The Board of Directors has determined that Mr. McCauley is an “audit committee financial expert” as defined under the rules of the SEC.

Compensation Committee

William Martin, John Gregg and Robert Trevisani currently serve on our Compensation Committee. Mr. Gregg joined our Compensation Committee in April 2009, replacing John Sumser who served on our Compensation Committee from October 2008 through April 2009. Mr. Martin joined our Compensation Committee in February 2010, replacing Paul Daoust who served on our Compensation Committee since our IPO in 2007 through February 2010. Mr. Trevisani served on our Compensation Committee throughout fiscal 2010 and serves as the Chairman of our Compensation Committee. Our Compensation Committee’s responsibilities include, but are not limited to:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our President and Chief Executive Officer;

•	evaluating the performance of our President and Chief Executive Officer in light of such corporate goals and objectives and determining the compensation of our President and Chief Executive Officer;

•	overseeing the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our incentive-based compensation plans and equity-based compensation plans; and

•	reviewing and making recommendations to the board with respect to director compensation.

All of the members of our Compensation Committee are “independent” under the applicable rules of the Nasdaq Capital Market and the SEC.

Nominating and Corporate Governance Committee

Edward McCauley, Terry Temescu and Robert Trevisani currently serve on the Nominating and Corporate Governance Committee. Mr. McCauley joined the Nominating and Corporate Governance Committee in February 2010, replacing Paul Daoust who served on the Nominating and Corporate Governance Committee since our IPO in 2007 through February 2010. Messrs Temescu and Trevisani served on the Nominating and Corporate Governance Committee throughout fiscal 2010. Mr. Trevisani serves as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include, but are not limited to:

•	developing and recommending to the board criteria for board and committee membership;

•	establishing procedures for identifying and evaluating director candidates including nominees recommended by stockholders;

•	identifying individuals qualified to become board members;

•	establishing procedures for stockholders to submit recommendations for director candidates;

•	recommending to the board the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board a set of corporate governance guidelines;

•	serving as the Qualified Legal Compliance Committee in accordance with Section 307 of the Sarbanes-Oxley Act of 2002; and

•	overseeing the evaluation of the board and management.

All of the members of the Nominating and Corporate Governance Committee are “independent” under the applicable rules of the Nasdaq Capital Market and the SEC.

Our Board of Directors has adopted charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee describing the authority and responsibilities delegated to each committee by the Board of Directors. Our Board of Directors also has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and Audit Committee Complaint Procedures. We post on our website, at investor.salary.com/governance.cfm, the charters of our committees and our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Audit Committee Complaint Procedures. These documents are also available in print to any stockholder requesting a copy in writing from our Corporate Secretary at our executive offices set forth in this proxy statement. We intend to disclose any amendments to or waivers of a provision of our Code of Business Conduct and Ethics made with respect to our directors or executive officers on our website. The information on our website is not part of this Annual Report on Form 10-K.

Process for Recommending Candidates for Election to the Board of Directors

The Nominating and Corporate Governance Committee is responsible for, among other things, determining the criteria for membership on the Board of Directors, annually reassessing the adequacy of such criteria and submitting any proposed changes to the Board for approval, recommending candidates for election to the Board of Directors, and reviewing the composition and size of the Board in order to ensure that the Board is comprised of members possessing the proper expertise, skills, attributes and personal and professional backgrounds for service as a director of Salary.com.

It is the policy of the Nominating and Corporate Governance Committee to consider recommendations for candidates to the Board of Directors from stockholders. Stockholder recommendations for candidates to the Board of Directors must be directed in writing to the Corporate Secretary of the Company at our principal executive offices at 160 Gould Street, Needham, Massachusetts

02494 by U.S. mail or facsimile, and must include evidence of the recommending stockholder’s ownership of our stock, the candidate’s name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed director candidate, a description of the qualifications and background of the proposed director candidate which addresses the minimum qualifications and other criteria for Board membership approved by the Board, a description of all arrangements or understandings between the recommending stockholder and the proposed director candidate, the consent of the proposed director candidate (i) to be named in the proxy statement relating to our annual meeting of stockholders and (ii) to serve as a director if elected at such annual meeting, and any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to the rules of the SEC.

The Nominating and Corporate Governance Committee’s general criteria and process for evaluating and identifying the candidates that it selects, or recommends to the full Board of Directors for selection, as director nominees, are as follows:

•

The Nominating and Corporate Governance Committee may solicit recommendations from any or all of the following sources: non-management directors, the President and Chief Executive Officer, other executive officers, third-party search firms, or any other source it deems appropriate.

•	The Nominating and Corporate Governance Committee will review and evaluate the qualifications of any such proposed director candidate, and conduct inquiries it deems appropriate.

•

The Nominating and Corporate Governance Committee will evaluate all such proposed director candidates in the same manner, with no regard to the source of the initial recommendation of such proposed director candidate.

•

In identifying and evaluating proposed director candidates, the Nominating Committee may consider, in addition to the minimum qualifications and other criteria for Board membership approved by the Board from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the proposed director candidate, his or her depth and breadth of business experience or other background characteristics, his or her independence and the needs of the Board.

Contacting the Board of Directors

Any stockholder who desires to contact our Chairman of the Board or the other members of our Board of Directors may do so by writing to the Corporate Secretary at our principal executive offices at 160 Gould Street, Needham, Massachusetts 02494. Communications received will be distributed to the Chairman of the Board or the other members of the Board of Directors as appropriate depending on the facts and circumstances outlined in the communication received.

Board and Committee Meetings

Our Board of Directors held a total of eight meetings during the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2010, the Audit Committee held a total of six meetings, the Compensation Committee held a total of eight meetings, and the Nominating and Corporate Governance Committee held three meetings. During fiscal 2010, no director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors, and (ii) the total number of meetings held by all Committees of our Board of Directors on which he was a member. We encourage each of our directors to attend the annual meeting of stockholders. All of our directors attended the 2009 annual meeting of stockholders.

Board of Directors Leadership Structure

The roles of Chairman of the Board of Directors and Chief Executive Officer of the Company are separated. Mr. Paul Daoust is the Company’s President and Chief Executive Officer, while our Board is led by our Chairman, Mr. Kent Plunkett. Mr. Plunkett is our former President and Chief Executive Officer and has significant experience in our industry and with our company which provides our Board with significant leadership advantages. We have also established an independent director position in order to assure that our independent directors have a strong voice in the leadership of our Board. We have appointed Mr. Trevisani as our lead independent director, and Mr. Trevisani has the principal responsibility for leading meetings of our independent directors. We believe that this structure provides our Board with the greatest depth of leadership and experience, while also providing balance for the direction of our company.

The Board of Directors’ Role in Risk Oversight

The Board of Directors plays an important role in risk oversight at Salary.com through direct decision-making authority with respect to significant matters as well as through the oversight of management by the Board of Directors and its committees. In particular, the Board of Directors administers its risk oversight function through (1) the review and discussion of regular periodic reports to the Board of Directors and its committees on topics relating to the risks that Salary.com faces, (2) the required approval by the Board of Directors (or a committee of the Board of Directors) of significant transactions and other decisions, (3) the direct oversight of specific areas of Salary.com’s business by the Audit, Compensation and Nominating and Corporate Governance Committees, and (4) regular periodic reports from the auditors and other outside consultants regarding various areas of potential risk, including, among others, those relating to the our internal control over financial reporting. The Board of Directors also relies on management to bring significant matters affecting Salary.com to the attention of the Board of Directors.

Pursuant to the Audit Committee’s charter, the Audit Committee is responsible for reviewing and discussing with management, internal auditors and our independent accountants, our system of internal control, financial and critical accounting practices, and policies relating to risk assessment and management. As part of this process, the Audit Committee discusses our major financial risk exposures and steps that management has taken to monitor and control such exposure. In addition the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or accounting matters.

Because of the role of the Board of Directors and the Audit Committee in risk oversight, the Board of Directors believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to our operations. The Board of Directors acknowledges that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to our operations and believes our current leadership structure enables us to effectively provide oversight with respect to such risks.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them.

Based solely on review of this information, we believe that, during the fiscal year ended March 31, 2010, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except for the following: (1) Forms 4 for Bryce Chicoyne and Yong Zhang to report payment of tax liability by withholding securities incident to the vesting of restricted stock issued in accordance with Rule 16b-3 on May 15, 2009, which were filed on July 20, 2009, (2) Forms 4 for Yong Zhang, Brent Kleiman, Teresa Shipp and Bryce Chicoyne to report payment of tax liability by withholding securities incident to the vesting of restricted stock issued in accordance with Rule 16b-3 on November 15, 2009, which were filed on November 18, 2009, (3) Forms 4 for Teresa Shipp to report payment of tax by withholding securities incident to the vesting of restricted stock issued in accordance with Rule 16b-3 on February 15,

2010 and to report an option exercise pursuant to Rule 16b-3 on March 9, 2010, each of which was reported on a Form 5 filed on May 17, 2010, (4) a Form 4 for Yong Zhang to report payment of tax by withholding securities incident to the vesting of restricted stock issued in accordance with Rule 16b-3 on February 15, 2010, which was reported on a Form 5 filed on May 17, 2010, (5) a Form 4 for Yong Zhang to report the issuance of restricted stock units pursuant to Rule 16b-3 on September 2, 2009, which was filed on July 29, 2010, (6) a Form 4 for Brent Kleiman to report payment of tax by withholding securities incident to the vesting of restricted stock issued in accordance with Rule 16b-3 on September 2, 2009, which was reported on a Form 4 filed on July 29, 2010 and (7) a Form 4 for Kent Plunkett to report payment of tax liability by withholding securities incident to the vesting of restricted stock issued in accordance with Rule 16b-3 on February 20, 2010, which was reported on a Form 4 filed on July 29, 2010.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Objectives

As a provider of software as a service (SaaS) compensation and talent management solutions, our long-term success depends on our ability to create, develop and market our products and services and to continue to build on the functionality of our products to address the requirements of our customers and future clients. To achieve these goals, it is critical that we be able to attract, motivate and retain highly talented individuals at all levels of the organization who are committed to Salary.com’s core values.

Salary.com’s compensation philosophy is to provide a highly competitive, flexible, market-based total compensation program to attract, motivate, and retain our most valuable resources: our people. Our compensation programs reflect a pay-for-performance strategy, reinforced with competitive pay-to-market data. Our executive compensation program is intended to:

•	Encourage achievement of overall financial results and individual contributions by executive officers and other employees;

•	Align the interests of our employees with the interests of our stockholders, to promote short and long-term growth of our business;

•	Attract, retain, and reward highly qualified named executive officers who create value for our stockholders; and

•	Reinforce our pay-for-performance strategy and our results driven culture that rewards individual, team, and corporate success.

For purposes of this document, the President and Chief Executive Officer, the Chief Financial Officer, as well as the other named executive officers named in the Summary Compensation Table below, will be referred to as the “named executive officers.”

We believe that compensation should be based on job responsibility, company performance, and individual performance. In addition, compensation should reflect the value of the job in the marketplace. In order to attract and retain highly skilled employees, we must remain competitive with the pay of other employers who compete with us for talent.

Our Compensation Committee is responsible for developing and approving our compensation program for our named executive officers and our other officers. In addition, our Compensation Committee administers our equity-based plan and oversees such other benefit plans as we may from time to time maintain.

Our Compensation Committee is composed of three non-employee directors, Robert Trevisani, William Martin, and John Gregg.

Role of the Compensation Committee

Our Compensation Committee is generally delegated the responsibility for determining the compensation of our President and Chief Executive Officer and other named executive officers. Each member of the Committee is appointed by the Board and has been determined by the Board to be an independent director under applicable NASDAQ marketplace rules and a non-employee director under Section 16 of the Securities Exchange Act of 1934.

Our Compensation Committee ensures that all plans, policies, and practices utilized are consistent with our compensation philosophy and maintains an ongoing awareness of regulatory developments pertaining to the organization’s compensation and benefits programs. In addition, our Compensation Committee is generally responsible for reviewing the performance and approving the compensation of our President and Chief Executive Officer and our other named executive officers.

In connection with the engagement of Paul Daoust as our President and Chief Executive Officer, our Board of Directors delegated the authority for determining Mr. Daoust’s initial compensation to a special committee. Robert Trevisani and Edward McCauley were appointed by the Board to serve on this special committee because of their extensive involvement in the Separation Agreement with Mr. Plunkett. See “Employment Agreements and Severance and Change in Control Agreements” below. The Board determined that each of Messrs Trevisani and McCauley is an independent director under applicable NASDAQ marketplace rules and a non-employee director under Section 16 of the Securities Exchange Act of 1934. This special committee employed the same methodologies and considered the same factors as our Compensation Committee used in determining the compensation of our other named executive officers for fiscal 2010, as described in more detail below, except that extensive consideration was given to Mr. Daoust’s critical role in transitioning and maintaining our operations until a permanent chief executive officer could be engaged. After an agreement with Mr. Daoust was completed in the first quarter of fiscal 2011, this special committee was disbanded and our Compensation Committee has responsibility for determining the compensation of our President and Chief Executive Officer going forward.

Our executive compensation program is designed to reward named executive officers for achieving our strategic goals and to align the interests of our named executive officers with those of our stockholders. This philosophy is reflected in an executive compensation program that is generally comprised of three elements: (a) base salary, which is determined on the basis of the individual’s position and responsibilities with our company; (b) annual bonus incentive awards payable in cash or stock and tied to our achievement of corporate-level financial and non-financial objectives; and (c) long-term equity incentive awards, which includes the issuance of restricted stock awards and/or stock unit awards that create alignment between executive compensation and our stockholders’ interest in building fundamental value in our company and our stock price.

The Compensation Committee’s Processes

Our Compensation Committee utilizes different processes to assist it in ensuring that our executive compensation program is achieving its objectives. Among those are:

•

Industry Comparison. Our Compensation Committee establishes total compensation levels for executives that it believes are competitive with industry compensation practices. The Committee has selected a group of publicly-traded peer companies on the basis of company size, fiscal and business model similarities with Salary.com, as well as peer companies who compete in the SaaS compensation, talent management and payroll/HRM markets. Our peer group is limited to publicly-traded companies that were cash-flow positive and that, as of our first quarter of fiscal 2010, had revenue between $25 million and $100 million, a market capitalization between $40 million and $500 million and between 200 and 1,200 full-time employees. For fiscal 2010, our peer group included the following companies:

Concur Technologies, Inc.	DemandTec	Saba Software, Inc.	Unica Corp
Chordiant Software	Callidus Software, Inc.	Kenexa Corp	Knot Inc.
Liveperson, Inc.	Online Resources Corp	Rightnow Technologies, Inc.	Spark Networks PLC
Sumtotal Systems, Inc.	Taleo Corp	TheStreet.com	Vocus, Inc.
Ultimate Software Group, Inc.	Constant Contact, Inc.	Dice Holdings, Inc.	TechTarget.com, Inc.

The Committee also analyzes general market compensation practices, using a variety of survey sources available, including our own proprietary market survey data.

•

Assessment of Company Performance. The Compensation Committee uses several company performance measures in establishing compensation practices. In fiscal 2010, the Compensation Committee considered measures of company performance, including bookings, cash flow from operations and growth in revenue. The Compensation Committee reviewed these measures against our budget for the prior year as well as against the performance of our peer companies. The Committee also considered the effect of the poor economic environment in fiscal 2010 on our financial targets, our performance and the performance of our peer companies. Based on its review, the Compensation Committee determined that our performance was within the median of our peer group companies and therefore it was appropriate for base salary to be targeted to the 50th percentile of our peer companies. In order to provide incentives to our named executive officers to achieve our performance goals for fiscal 2010, the Compensation Committee determined that it was appropriate to place relatively more emphasis on incentive compensation awards, including short-term bonus incentives and long-term equity incentives, and therefore decided that incentive awards should be designed to bring the total target cash compensation for our named executive officers between the 50th and 75th percentiles of our peer companies.

•

Assessment of Individual Performance. Individual performance has a strong impact on the compensation of all employees, including our named executive officers. The members of the Compensation Committee discuss individual performance of our named executive officers to determine appropriate compensation actions for each individual.

Role of the Compensation Consultant

In order to enhance its objectivity, the Compensation Committee has, from time to time, obtained advice and/or recommendations of an outside compensation consulting firm. The Compensation Committee has the sole authority to select and retain any compensation consultant or other outside consultant for assistance in the evaluation of compensation for our directors, our President and Chief Executive Officer, or other named executive officers. The Compensation Committee’s authority includes the right to approve the consultant’s fees and other retention terms.

For the fiscal year ended March 31, 2010, the Committee retained Longnecker & Associates as its independent compensation consultant to provide an overall check on the market competitiveness of our compensation practices. At the request of the Committee, Longnecker & Associates reviewed management’s proposal for base salary, bonus incentive awards and targets, long-term incentive compensation and total target compensation for our top five employees and compared management’s proposal against the market 50th percentile. Longnecker & Associates also reviewed our recent practice of granting restricted stock units to our executive officers. In conducting its analysis Longnecker & Associates reviewed its most recent executive and board of director compensation reports, published survey data and publicly available information regarding the executive compensation practices of the companies in our peer group.

Based on its review, Longnecker & Associates concluded that the proposed fiscal 2010 base salary and target variable compensation (which consists of bonus incentive awards and long-term equity incentive compensation) for our named executive officers was consistent with the market median. Our Compensation Committee reviewed these findings along with its own industry analysis and concluded that target bonus incentive awards and long-term equity incentive awards were near the 50th percentile of the market data because our peer companies had increased target variable compensation as a component of total compensation. Our Compensation Committee therefore determined the recommendations of management were consistent with our philosophy of targeting base salary near the market median and placing relatively more emphasis on pay-for-performance compensation by targeting bonus incentive awards and long-term equity incentive compensation.

Role of Executives in Determining Compensation

The Compensation Committee reviews on a regular basis our compensation philosophy and executive compensation program so that the Committee can recommend any changes necessary to keep our compensation philosophy and executive compensation program aligned with our specific business objectives. Management, including our President and Chief Executive Officer and our Senior Vice President of Human Resources, makes recommendations to the Compensation Committee with respect to the compensation of our named executive officers, other than our President and Chief Executive Officer.

The Compensation Committee considers, but is not bound to and does not always accept, management’s recommendations with respect to executive compensation. The Compensation Committee discusses our Chief Executive Officer’s compensation with him, but makes decisions with respect to his compensation without him being present.

Our Chief Executive Officer is invited to attend Compensation Committee meetings and our other named executive officers will occasionally attend Compensation Committee meetings, but our executive officers leave the meetings as appropriate when matters of executive compensation pertaining to them are discussed and when the Compensation Committee deliberates upon the recommendations made by management.

The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may delegate certain of its responsibilities to sub-committees.

The Compensation Committee has delegated to our Chief Executive Officer the authority to grant stock awards and make total compensation decisions for employees other than named executive officers within defined guidelines and subject to the final approval of the Chairman of our Compensation Committee.

Elements of Compensation:

The primary elements of our executive compensation programs are:

•	Base salary;

•	Annual bonus incentive compensation;

•	Long-term equity incentive compensation; and

•	Perquisites and generally available benefit programs healthcare coverage and 401(k).

For the fiscal year ended March 31, 2010, we structured on-target total direct compensation for our named executive officers, including our President and Chief Executive Officer and Chief Financial Officer, so that base salaries were generally consistent with the competitive midpoint of our peer companies. In fiscal 2010, target variable incentive awards, consisting of annual bonus incentive awards and long term equity incentive awards, for our named executive officers were in the competitive 50th to 75th percentile of our peer companies, and the Compensation Committee considered this to be appropriate and consistent with our pay-for-performance compensation philosophy.

Base Salary

We establish base salaries for named executive officers primarily on the basis of their level of responsibility, their individual qualifications and experience, and competitive salary information based on our review of market surveys and the compensation practices of our peer companies. We review salaries annually and adjustments are typically made on an annual basis; additional adjustments, which occur infrequently, may be considered from time to time in accordance with certain criteria, which include individual performance, the functions they are performing, the scope of the executive’s on-going duties and general market changes or changes within the compensation peer group. No such additional adjustments were made to any named executive officer’s base salary in fiscal 2010.

To determine recommendations for each named executive officer other than himself, our Chief Executive Officer reviews the comparable data with the Senior Vice President of Human Resources and makes a recommendation to our Compensation Committee for review and approval. Our Compensation Committee reviews these recommendations, conducts its own analysis of the practices of our peer companies and considers the information and recommendations provided by Longnecker & Associates, our third party compensation consultant. Base salary with respect to our Chief Executive Officer is reviewed annually by our Compensation Committee, and adjustments are determined by our Compensation Committee based on the Committee’s analysis of market data and consultation with our compensation consultant.

Based on its review of the above factors and an assessment of the economic conditions as of July 2009, our Compensation Committee determined that the base salaries of our named executive officers for fiscal 2010 should be held relatively constant. The Committee approved modest increases to the base salary of our Senior Vice President, Marketing and Strategy, in recognition of his expanded responsibilities as a result of assuming full responsibility of the corporate marketing function, in addition to the product marketing function. As a result of reviewing available market pricing information and in response to the current economic conditions, in August 2009, management recommended, and our Compensation Committee approved, a proposal that provided for no executive salary increases for fiscal 2010, with the exception of the Senior Vice President, Marketing and Strategy. We expect this philosophy of limited base salary raises to remain in effect until such time as economic conditions or company performance improve.

Annual Bonus Incentive Compensation

Bonus Plan. Our Compensation Committee annually approves awards under our existing bonus plan to provide a variable bonus designed to motivate participants to achieve our financial and other performance objectives, and rewards executives for their achievements when those objectives are met. The Committee sets the target awards based on each named executive officer’s responsibilities and our review of market data, including the compensation practices of our peer companies. Consistent with our pay-for-performance philosophy, we target annual bonus incentive awards at the 50th to 75th percentile of the market data. Bonuses may be payable in cash or in a restricted stock grant of the same/comparable value of the total cash bonus amount based on the trading price of our stock at the time the bonus is paid. Together with our Compensation Committee, target bonuses are reviewed annually and may be adjusted from time to time if needed to reflect changes within the market. No adjustments were made to the target bonus of any named executive officer in fiscal 2010.

To determine target bonus recommendations for each named executive officer other than himself, our Chief Executive Officer reviews market comparable data with the Senior Vice President of Human Resources and makes recommendations to our Compensation Committee for review and approval. In its review, the Committee considers the recommendations of management, its own survey of market practices and the report generated by our independent compensation consultant. Under his employment agreement, the target bonus for Mr. Plunkett, our former President and Chief Executive Officer was required to be at least 100% of his base salary. Our Compensation Committee reviewed Mr. Plunkett’s target bonus to determine whether a higher target was appropriate. Mr. Daoust did not receive a bonus award under any bonus plan for fiscal 2010 and therefore no target was set for him.

Named Executive Officer	Fiscal 2010 Target Bonus ($)
Mr. Plunkett (1)	300,000
Mr. Daoust	N/A
Mr. Chicoyne	117,500
Mr. Zhang	132,500
Ms. Shipp	74,000
Mr. Kleiman	74,000

(1)	Mr. Plunkett’s employment with Salary.com terminated effective February 20, 2010 and he was therefore not entitled to a bonus under our plan; however, Mr. Plunkett received a discretionary bonus in respect of fiscal 2010 pursuant to his Separation Agreement. See “Employment Agreements and Severance and Change in Control Agreements” below.

The amount of target bonus earned under the bonus plan is based on our overall achievement against our management bonus objectives, or MBOs, which are based on our corporate level financial and non-financial performance objectives as well as individual performance metrics. MBOs are established at the beginning of the fiscal year, although the Committee may adjust MBOs during the year to reflect changes in our corporate-level objectives or changes in a named executive officer’s responsibilities. The Committee determines the MBOs based on the recommendations of management and our budget and operating objectives for the fiscal year. For fiscal 2010, the Committee established the following MBOs:

•

Attaining our fiscal 2010 financial forecasts, as publicly disclosed in the form of guidance to the public markets, including achieving our non-GAAP cash flow from operations target of $0 to $2 million, while maintaining a healthy balance sheet;

•	Build customer referenceability and expand our addressable market;

•	Strengthen software functionality and expand compensation product data sets; and

•	Develop our workforce and enhance our internal systems and processes.

Consistent with our operating plan, the financial MBOs and attainment levels for incentive bonus awards are adjusted to exclude amortization of intangible assets, non-cash charges associated with the expensing of equity-based compensation and restructuring charges.

The Committee also discussed the weighting of the MBOs for each named executive officer based on the individual job responsibilities of each. The Committee decided that it was appropriate to evaluate the performance of each named executive officer against the MBOs at the end of the fiscal year when it could determine the impact that each executive officer had on our performance versus the MBOs, rather than pre-assign numerical weightings. Based on its evaluation of achievement of the MBOs and the importance of each MBO to each named executive officer, the Committee determines the percent of the target incentive bonus award earned by our named executive officer. There are no maximum or minimum attainment levels established.

Throughout the first four months of fiscal 2011, our Compensation Committee met to evaluate the attainment of our MBOs for fiscal 2010 and the percentage of the target incentive bonus award earned by each named executive officer. Our Compensation Committee considered our Chief Executive Officer’s recommendations and management’s evaluation of our attainment of the MBOs and determined that some, but not all, of the MBOs had been met. Specifically, the Committee determined that we had non-GAAP cash flow from operations for fiscal 2010 of negative $7.4 million, which was lower than forecasted and materially below our target MBO. The Committee also considered the generally poor economic conditions during fiscal 2010, our commitment to a true pay-for-performance philosophy and the recommendation from our Chief Executive Officers that no incentive bonus awards had been earned by our named executive officers, under our bonus plan. Our Compensation Committee therefore did not approve any bonus awards under our existing bonus plan; however certain discretionary bonuses were paid to Mr. Plunkett and Mr. Kleiman, as described below.

Discretionary Bonus. Pursuant to the Separation Agreement we entered into with Mr. Plunkett in February 2010, we paid Mr. Plunkett $148,000 as a bonus in respect of the portion of fiscal 2010 during which he served as our President and Chief Executive Officer. In addition, to assist Mr. Plunkett with handling the tax consequences associated with the vesting of stock awards in the third quarter of fiscal 2010, the Compensation Committee approved a one-time cash bonus to Mr. Plunkett in the amount of $32,000, which was paid on December 31, 2009. We also paid Mr. Kleiman an additional bonus of $10,000 in November 2009 in recognition of the expansion of his responsibilities to include both the corporate and product marketing functions. In addition, as part of our plan to better position our products for future growth, staffing and developing, both of these functions were considered a high priority, and Mr. Kleiman was very successful in terms of achieving these objectives.

Long-term Equity Incentive Compensation

We use long-term equity incentive compensation to align our named executive officers’ interests with those of our stockholders, and to attract and retain the highest-caliber executives. Under our stock plans, we have the ability to grant stock options and restricted stock units to employees, including our named executive officers.

Beginning with fiscal 2008, we began granting restricted stock units to our named executive officers because full-value awards such as restricted stock units permit us to deliver compensation value to our executive officers using fewer shares than would be required to deliver the same compensation value using options, which helps to reduce our overhang. In the recent past, we have not granted stock options to our executive officers, except for a grant of restricted stock units and options made to Mr. Daoust in fiscal 2011 in connection with his employment as our President and Chief Executive Officer. In fiscal 2010, all equity grants to our named executive officers under our 2007 Stock Option and Incentive Plan were made in restricted stock units. Our Compensation Committee may change this practice in the future and begin using a combination of restricted stock units and stock options, if it deems it appropriate to increase the use of stock options or other forms of equity awards.

In addition to the factors mentioned above, in determining Mr. Daoust’s compensation, our Compensation Committee emphasized the importance of Mr. Daoust’s role in transitioning our operations until a permanent chief executive officer could be engaged. As a result, our Compensation Committee determined that the restricted stock units granted to Mr. Daoust in the first quarter of fiscal 2011 would vest only when a new chief executive officer begins his employment with us or upon a change of control. Our Compensation Committee also determined that it was appropriate for a portion of Mr. Daoust’s long-term equity incentive compensation to include options, rather than restricted stock units, in order to further align Mr. Daoust’s incentives with the price of our common stock and overall stockholder value.

In determining the number of restricted stock units to award to each of our named executive officers, the Committee considers the recommendations of management, it own survey of market practices and the report generated by our independent compensation consultant. Our compensation philosophy emphasizes aligning the interests of our named executive officer’s with those of our stockholders and encouraging long-term growth. In addition, to ensure the integrity of our operational plan, and to safeguard stockholder value, we believe that tying a larger portion of our named executive officer’s compensation to long-term equity incentive awards allows us to motivate performance without creating incentives for our named executive officers to take unnecessary and excessive risks that would threaten our long-term value. Therefore, our Compensation Committee has determined that is appropriate to target long-term equity incentive awards between the median and 75th percentile of our peer companies.

Based on its evaluation of the above factors, in fiscal 2010, our Compensation Committee approved the following awards of restricted stock units to our named executive officers:

Named Executive Officer	Stock Awards (#)
Kent Plunkett(1)	120,000
Paul Daoust(2)	6,000
Bryce Chicoyne	30,000
Yong Zhang	94,843
Teresa A. Shipp	30,000
Brent Kleiman	30,000

(1)	Mr. Plunkett’s employment with Salary.com terminated effective February 20, 2010.
(2)	Restricted stock units issued to Mr. Daoust in respect of his service as a non-employee director.

Severance and Change of Control Protection

We have entered into an Employment Agreement with Mr. Daoust, our President and Chief Executive Officer, which provides for severance benefits in certain circumstances, including upon termination of Mr. Daoust’s employment by the Company without cause or by Mr. Daoust for good reason prior to the employment of a new chief executive officer. We have also entered into a letter agreement with our Chief Financial Officer which in part provides for severance benefits upon termination without cause or for good reason following a change of control of Salary.com. We entered into an employment agreement with Kent Plunkett, our former President and Chief Executive Officer, which was terminated in connection with Mr. Plunkett’s resignation from those positions in February 2010.

These severance benefits are coupled with non-competition and non-solicitation obligations intended to protect our proprietary data that might not be enforceable in the absence of additional consideration. The severance benefits provided to our current President and Chief Executive Officer and our Chief Financial Officer are also intended to motivate them to continue employment with Salary.com and maximize stockholder value in the event of a potential change in control.

Equity awards issued to all employees, including our named executive officers, under our 2007 Stock Option and Incentive Plan, provide that vesting of all unvested portions of such equity awards will be accelerated if there is a change in control of Salary.com. Stock options issued to all employees, including our named executive officers, under our 2000 Stock Option and Incentive Plan and our 2004 Stock Option and Incentive Plan, provide that vesting of all but the final year of such options will be accelerated if there is a change in control of Salary.com. The severance benefits and employment agreements are described in more detail in “Potential Payments Upon Termination or Change of Control” below.

Perquisites and Generally Available Benefit Programs

We annually review the perquisites that named executive officers receive. Our named executive officers, like our other employees, are eligible to participate in our employee stock purchase plan, except that Kent Plunkett, our former President and Chief Executive Officer may not participate in the employee stock purchase plan because he owns more than 5% of the voting power of our common stock. In addition, our named executive officers may participate in the various employee benefit plans that are generally available to all employees, including: medical, vision and dental care plans; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; and paid time off.

We also maintain a 401(k) retirement savings plan for the benefit of all of our employees, including our named executive officers. In fiscal 2010, we did not match employee contributions to our 401(k) plan. We do not provide any retirement programs such as pension plans, deferred compensation plans, or other retirement benefits to our named executive officers.

Federal Tax Considerations

Section 162(m) of the Internal Revenue Code disallows a tax deduction to public companies for compensation not deemed to be performance-based over $1 million paid for any fiscal year to our President and Chief Executive Officer and certain other named executive officers. We intend to attempt to qualify executive compensation for deductibility under applicable tax laws to the fullest extent practicable. Compensation above $1 million may be deductible if it is deemed to be “performance-based compensation” within the meaning of the Internal Revenue Code. We will take the necessary steps to comply with the $1 million compensation deduction under Section 162(m) of the Internal Revenue Code, and will substantiate any performance-based compensation in the form of incentive bonuses and/or equity awards should the total compensation exceed $1 million.

Conclusions

We believe that our executive compensation programs strongly support our pay-for-performance strategy. We further believe that compensation levels for our President and Chief Executive Officer and other named executive officers are consistent with competitive compensation practices in our industry, and thus assist us in attracting and retaining the highest caliber of talent to meet and exceed our business objectives. We will continue to review our programs on a regular basis and expect to update them on occasion, based on changes in competitive pay practices, regulatory requirements, and business needs.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, our Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement. This report is not “soliciting material,” is not deemed filed with the SEC and is not incorporated by reference in any filing of Salary.com under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Respectfully submitted by the Compensation Committee,

Robert A. Trevisani, Chairman

John Gregg

William C. Martin

SUMMARY COMPENSATION TABLE

The following summarizes the compensation earned during the fiscal year ended March 31, 2010, which we refer to as fiscal 2010, by (i) our President and Chief Executive Officers (ii) our Chief Financial Officer and (iii) each of our three other most highly compensated executive officers who were serving as executive officers on March 31, 2010 and whose total compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)

Paul Daoust President and Chief Executive Officer	2010	99,750	(4)	—	19,140	(5)	—	—	—		118,890

Kent Plunkett(6) Chairman, Former President and Chief Executive Officer	2010	275,000		180,000	382,800		—	—	925,000	(7)	1,762,800
	2009	287,500		—	798,570		—	—	—		1,086,070
	2008	250,000		—	1,000,000		—	125,000	—		1,375,000

Bryce Chicoyne Senior Vice President, Chief Financial Officer and Treasurer	2010	235,000		—	95,700		—	—	—		330,700
	2009	208,336		—	673,200		—	—	—		881,536

Yong Zhang(8) President of Global Operations, Chief Operating Officer and Chief Technology Officer	2010	293,077		—	191,400		—	—	—		484,477
	2009	289,247		—	350,250		—	100,000	—		739,497
	2008	267,363		—	530,000		—	100,000	—		897,363

Teresa A. Shipp(9) Senior Vice President of Sales	2010	328,278		—	95,700		—	—	—		423,978
	2009	296,157		—	158,780		—	—	—		454,937
	2008	271,042		—	291,550		—	36,000	—		598,592

Brent Kleiman Senior Vice President of Marketing and Strategy	2010	179,167		10,000	95,700		—	—	—		284,867

(1)	These amounts represent the aggregate grant date fair value of restricted stock unit and option awards in the year in which the grant was made. The assumptions we used for calculating the grant date fair value are set forth in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2010, which was filed with the SEC on June 29, 2010. These amounts do not represent the actual amounts paid to or realized by the executive for these awards during fiscal years 2010, 2009 or 2008. The value as of the grant date for stock options and restricted stock unit awards is recognized over the number of days of service required for the grant to become vested.
(2)	Non-equity incentive plan compensation payable in respect of fiscal 2009 and fiscal 2008 were paid in stock grants based on the fair market value of our common stock on the date of grant, except for the portions used to satisfy tax withholding obligations, which were paid in cash. These grants were fully vested on the date of grant.
(3)	Excludes benefits and perquisites received by our named executive officers that do not exceed an aggregate of $10,000.
(4)	Includes the following amounts earned by Mr. Daoust in his capacity as a non-employee director prior to his being our President and Chief Executive Officer in February 2010: $8,000 for fiscal 2009 meeting fees paid in fiscal 2010 and $60,500 for fiscal 2010 Board retainers and meeting fees earned in fiscal 2010. Also includes $31,250 in salary as Chief Executive Officer.
(5)	Consists of stock awards issued to Mr. Daoust in his capacity as a non-employee director prior to his becoming our President and Chief Executive Officer in February 2010.
(6)	The employment of Mr. Plunkett terminated effective February 20, 2010. Mr. Plunkett is included in the Summary Compensation Table above and elsewhere in this Amendment to Form 10-K because he served as our principal executive officer during fiscal 2010.
(7)	Consists of severance payments due pursuant to the Separation Agreement entered into with Mr. Plunkett in February 2010. These payments will be made in installments during fiscal 2011, with 1/3 being paid in August 2011 and the remainder being paid in equal monthly installments thereafter.
(8)	Includes $28,077 paid to Mr. Zhang for services performed as President of SDC China, Ltd., our wholly-owned subsidiary in Shanghai, China. Mr. Zhang received these amounts in Chinese Yuan Renminbi. These amounts have been converted into U.S. dollars using the average exchange rate for the twelve months ended March 31, 2010 as reported by oanda.com.
(9)	Amounts reported in 2010 represent salary of $185,000 and sales commissions of $143,278. Amounts reported in 2009 represent salary of $176,250 and sales commissions of $119,907. Amounts reported in 2008 represent salary of $144,167 and sales commissions of $126,875 (of which $22,083 was paid in restricted stock).

GRANTS OF PLAN-BASED AWARDS

The following table sets forth, for the fiscal year ended March 31, 2010, certain information regarding incentive plan awards and options granted to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards:	Grant Date Fair Value
Name	Grant Date	Threshold	Target	Maximum	Number of Shares of Stock or Units	of Stock and Option Awards ($)
Paul Daoust	10/15/09	—	—	—	6,000	19,140
Kent Plunkett(2)	9/15/09	—	$300,000	—	—	—
Kent Plunkett(2)	10/15/09	—	—	—	120,000	382,800
Bryce Chicoyne	9/15/09	—	$117,500	—
Bryce Chicoyne	10/15/09	—	—	—	30,000	95,700
Yong Zhang	9/15/09	—	$132,500	—
Yong Zhang	10/15/09	—	—	—	60,000	191,400
Teresa A. Shipp	9/15/09	—	$74,000	—
Teresa A. Shipp	10/15/09	—	—	—	30,000	95,700
Brent Kleiman	9/15/09	—	$74,000	—
Brent Kleiman	10/15/09	—	—	—	30,000	95,700

(1)	Represents potential amounts payable under Salary.com’s annual incentive bonus program for fiscal 2010. No amounts were under this program in respect of fiscal 2010. See the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.
(2)	Mr. Plunkett’s employment with Salary.com terminated effective February 20, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2010

				Option Awards				Stock Awards
				Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)
Name	Grant Date	Vesting Commencement Date (1)		Exercisable (2)	Unexercisable		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Kent Plunkett	12/22/2006	12/31/2006	(9)	136,161	—	7.41	12/22/2016	—		—
	1/19/2007	3/31/2008	(9)	400,000	—	10.50	1/19/2017	—		—
Yong Zhang	10/15/2009	11/15/2010		—	—	—	—	60,000	(6)	174,000.00
	6/13/2008	11/15/2008		—	—	—	—	37,500	(6)	108,750.00
	1/4/2008	11/15/2008		—	—	—	—	3,334	(7)	9,668.60
	7/25/2007	2/15/2008		—	—	—	—	5,107	(6)	14,810.30
	3/31/2006	4/30/2006		11,200	—	0.22	3/31/2016	—		—
	1/19/2006	2/21/2007	(5)	40,000	—	10.50	1/19/2017	—		—
	11/8/2005	11/8/2005		—	—	0.22	11/8/2015	2,255		6,539.50
	11/8/2005	7/30/2007		—	—	0.22	11/8/2015	20,313		58,907.70
Bryce Chicoyne	10/15/2009	11/15/2010		—	—	—	—	30,000	(6)	87,000.00

				Option Awards				Stock Awards
				Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Vesting Commencement Date (1)		Exercisable (2)	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
	5/13/2008	11/15/2008		—	—	—	—	50,002	(6)	145,005.80
Teresa A. Shipp	10/15/2009	11/15/2010		—	—	—	—	30,000	(6)	87,000.00
	6/13/2008	11/15/2008		—	—	—	—	17,002	(6)	49,305.80
	7/25/2007	2/15/2008		—	—	—	—	3,232	(6)	9,372.80
	12/31/2007	11/15/2008		—	—	—	—	1,000	(7)	2,900.00
	3/31/2006	4/30/2006		2,428	—	0.22	3/31/2016	—		—
	1/19/2007	2/21/2007	(5)	20,000	—	10.50	1/19/2017	—		—
	11/8/2005	11/8/2005		—	—	0.22	11/8/2015	1,091		3,163.90
	11/8/2005	7/30/2007		—	—	0.22	11/8/2015	25,830		74,907.00
Brent Kleiman	10/15/2009	11/15/2010		—	—	—	—	30,000	(6)	87,000.00
	1/6/2009	11/5/2009		—	—	—	—	10,000	(11)	29,000.00
	9/10/2008	5/19/2009		—	—	—	—	16,668	(6)	48,337.20
	6/13/2008	11/15/2008		—	—	—	—	5,769	(6)	16,730.10
	3/28/2008	11/15/2008		—	—	—	—	5,002	(6)	14,505.80
	1/4/2008	5/15/2008		—	—	—	—	10,000	(6)	29,000.00
	1/4/2008	11/15/2011		—	—	—	—	20,000	(10)	58,000.00

(1)	Unless otherwise indicated, all options granted to the named executive officers vest over a five-year period, at a rate of 1/60th per month beginning on the vesting commencement date.
(2)	All options were granted under the Salary.com 2004 Stock Option and Incentive Plan which permits the optionee to exercise both unvested and vested options at any time. Shares issued upon exercise of unvested options are issued as restricted stock which vests in accordance with the option vesting schedule.
(3)	Market value of shares or units of stock that have not vested equals $2.90, the closing price on the Nasdaq Global Market on March 31, 2010, multiplied by the number of shares or units of stock.
(4)	These options vest annually in equal installments over a five-year period, beginning on the vesting commencement date.
(5)	These awards vested 25% on February 21, 2007 (the closing date of our initial public offering) and the remainder vest over a three-year period at a rate of 1/48th per month.
(6)	These awards vest semi-annually in equal installments over a three-year period, beginning on the vesting commencement date.
(7)	These awards vest annually in equal installments over a three-year period, beginning on the vesting commencement date.
(8)	These awards vest 100% on May 13, 2009, the executive’s one year anniversary of employment.
(9)	These awards were fully vested per the former executive’s separation agreement.
(10)	These awards vest 50% on November 15, 2011, the executive’s fourth year anniversary of employment, and 50% on November 15, 2012, the executive’s fourth year anniversary of employment.
(11)	These awards vest semi-annually over a three-year period, with 1/6th vesting on the vesting commencement date and then in equal installments for the remaining period.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth for the fiscal year ended March 31, 2010 certain information regarding the aggregate number of shares for which options were exercised, and the aggregate number of shares that vested, during fiscal 2010 for each of our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Paul Daoust			6,000	19,140
Kent Plunkett(3)	—	—	300,786	751,615
Bryce Chicoyne	—	—	53,332	127,263
Yong Zhang	—	—	73,384	199,113
Teresa A. Shipp	2,800	7,616	18,788	48,295
Brent Kleiman	—	—	35,508	92,575

(1)	Reflects the closing price of Salary.com’s common stock on the exercise date.
(2)	Reflects the closing price of Salary.com’s common stock on the vesting date.
(3)	Mr. Plunkett’s employment with Salary.com terminated effective February 20, 2010.

Employment Agreements and Severance and Change in Control Agreements

Paul Daoust, President & Chief Executive Officer

Our Board of Directors appointed Paul Daoust to serve as the President and Chief Executive Officer of the Company on an interim basis effective February 20, 2010. In connection with this appointment, we entered into an employment agreement with Mr. Daoust. The employment agreement will terminate automatically on the date on which the employment of Salary.com’s next chief executive officer commences. Under the agreement Mr. Daoust is entitled to receive an annual base salary of $300,000, an annual target bonus equal to 50% of his base salary and benefits under our employee benefit plans consistent with those provided to our other executives. Mr. Daoust has also agreed to certain non-competition, non-solicitation and confidentiality obligations in favor of Salary.com under this employment agreement.

This employment agreement provides that if Mr. Daoust’s employment is terminated by us without cause or by Mr. Daoust for good reason prior to the employment of a new chief executive officer, Mr. Daoust is entitled to receive an amount equal to his annual base salary plus his target bonus, payable over the 12 month period following his termination. If Mr. Daoust’s employment is terminated by us or our successor without cause in conjunction with a change of control, Mr. Daoust is entitled to receive 1.5 times his base salary plus 1.5 times his target bonus, as well as full acceleration of vesting of his restricted stock unit and option awards. In addition, Mr. Daoust is entitled to receive medical and health coverage at the rates applicable to active employees for 18 months following any termination of his employment without cause or for good reason.

In connection with this employment agreement, on April 24, 2010, the Compensation Committee granted Mr. Daoust a restricted stock unit award for 141,129 shares of common stock and an option to purchase 179,487 shares of common stock. The restricted stock units will vest in full on the date on which our next chief executive officer commences employment. The option has an exercise price of $3.06 per share, has a term of 10 years and will vest in equal semi-annual installments over four years commencing on February 20, 2010, provided that Mr. Daoust remains and employee or director or otherwise provides services to Salary.com. The vesting of this option will be accelerated in full if Mr. Daoust seeks election as a director but is not re-elected to our Board of Directors at our 2011 annual meeting or if Mr. Daoust is unable to continue as a director of the Company due to his death or disability.

Bryce Chicoyne, Senior Vice-President & Chief Financial Officer

In April 2008, we entered into a letter agreement with Bryce Chicoyne, pursuant to which we offered Mr. Chicoyne the position of Senior Vice President and Chief Financial Officer. The agreement provides that we will pay Mr. Chicoyne an annual base salary of at least $235,000 (increased to $250,000 effective April 1, 2010), subject to annual review by our Compensation Committee, and that he is eligible to receive a performance-based bonus of up to 50% of his base salary. Mr. Chicoyne also received the following equity awards pursuant to our 2007 Plan and the applicable forms of award agreements, which have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference: (1) 100,000 shares of restricted common stock, which vest in equal installments every six months after the grant date over a three year period, and (2) 20,000 shares of restricted common stock, which vested in full on May 31, 2009, the one year anniversary of the grant date. During Mr. Chicoyne’s employment with us and for a period of one year after the termination of his employment, he is restricted from engaging in any business that completes with our business and from soliciting any of our employees. Mr. Chicoyne also has agreed to maintain the confidentiality of our business information.

In addition, under his letter agreement, if Mr. Chicoyne’s employment is terminated by us other than (1) for cause or (2) as the result of his death or disability, or by Mr. Chicoyne for good reason, Mr. Chicoyne will be entitled to receive shares of restricted common stock with a value equal to (a) one year of his then current base salary plus (b) one year of his target bonus, based on the average closing price of our common stock for the ten trading days preceding the grant date. We have also entered into a change in control agreement with Mr. Chicoyne as described below under “Other Executives”. If a change in control occurs before June 25, 2011, Mr. Chicoyne will not be entitled to the severance payments under his letter agreement, but will instead be entitled to the benefits under his change in control agreement.

In April 2010, we also entered into a second letter agreement with Mr. Chicoyne granting him a retention bonus to provide additional incentives to assist us during our search for a permanent chief executive officer. Pursuant to this letter agreement, we have agreed to pay Mr. Chicoyne a bonus of $75,000 in connection with the employment of our next chief executive officer. This bonus is payable on the earlier of: (1) the first business day 90 days after the commencement of the new chief executive officer’s employment, and (2) December 31, 2010. If Mr. Chicoyne’s employment is terminated by Salary.com without cause prior to this date, he will be entitled to receive the full retention bonus.

Yong Zhang – President of Global Operations, Chief Operating Officer and Chief Technology Officer

In July 2010, we entered into a severance and retention bonus agreement with Yong Zhang, which provides that if Mr. Zhang’s employment is terminated by us without cause or by Mr. Zhang for good reason, he would be entitled to receive an amount equal to (1) one year of his then current base salary plus (2) one year of his target bonus, which amount would be paid in cash over a 12 month period. We have also entered into a change in control agreement with Mr. Zhang as described below under “Other Executives”. If a change in control occurs before June 25, 2011, Mr. Zhang will not be entitled to the severance benefits under his severance and retention bonus agreement, but he will instead be entitled to the benefits under his change in control agreement.

In addition, the severance and retention bonus agreement provides that Mr. Zhang will be entitled to receive a bonus of $75,000 if he remains employed by us in a full-time capacity through December 31, 2010 or if he is terminated before that date by the Company without cause. Mr. Zhang also agreed to certain covenants for the benefit of the Company.

Other Executives

On June 25, 2010, we entered into change in control agreements with each of Bryce Chicoyne, Yong Zhang, Teresa Shipp and Brent Kleiman, as well as certain other members of management. Each change in control agreement provides that if, during the six-month period following a change in control, one of these executives is terminated by us or our successor (other than for cause, death or disability) or by such executive for good reason, such executive will be entitled to receive a lump sum cash payment equal to (1) his or her annual base salary in effect immediately prior to termination (or, if higher, as of immediately prior to the change in control) plus (2) his or her target bonus for the fiscal year in which the change in control occurs. Ms. Shipp’s agreement also provides that she is entitled to receive an additional amount equal to the average commissions paid to her in respect of fiscal years 2007, 2008 and 2009. The change in control agreements also provide that upon consummation of a change in control, all stock options and other stock-based awards held by these executives will immediately accelerate and become fully exercisable or nonforfeitable as of the effective date of the change in control.

The change in control agreements terminate on June 25, 2011 if there has not been a change in control prior to such date. In addition, each executive’s agreement will terminate if (1) the executive’s employment is terminated for any reason prior to a change in control, (2) the executive’s employment is terminated by us or our successor with cause, by the executive without good reason or due to executive’s death or disability after a change in control or (3) the executive’s employment is not terminated within six months following a change in control.

Kent Plunkett, Former President and Chief Executive Officer

In connection with is resignation as our President and Chief Executive Officer on February 20, 2010, we entered into a Separation Agreement with Mr. Plunkett under which Mr. Plunkett will received $925,000 in severance payments, one-third of which will be paid in August 2010 and the remainder of which will be paid in 12 equal monthly installments through August 2011. In addition, Mr. Plunkett received $148,000 on the effective date of the agreement as a bonus in respect of fiscal 2010. We also accelerated in full the vesting of all outstanding stock options, restricted stock unit awards and all other equity awards held by Mr. Plunkett. Under the Separation Agreement, Mr. Plunkett agreed to extend certain non-competition obligations through February 2013.

Potential Payments Upon Termination or Change in Control

Under our employment agreement with Mr. Daoust, which was effective as of February 20, 2010, if Mr. Daoust’s employment had been terminated on March 31, 2010, he would have been entitled to receive severance benefits of $685,043, consisting of payments in the amount of $450,000 and continuation of benefits having an estimated value of $10,043. Under our letter agreement entered into in April 2008 with Mr. Chicoyne, if Mr. Chicoyne had been terminated on March 31, 2010, he would have been entitled to receive severance benefits of $584,506, consisting of payments in the amount of $352,500 and accelerated vesting having a value of $232,006 (based on the trading price of our common stock on March 31, 2010). None of our other named executive officers were entitled to receive any cash payments in connection with a termination of employment or a change in control as of March 31, 2010.

Equity awards issued to all employees, including our named executive officers, under our 2007 Plan, provide that vesting of all unvested portions of such equity awards will be accelerated if there is a change in control of Salary.com. Stock options issued to all employees, including our named executive officers, under our 2000 Stock Option and Incentive Plan and our 2004 Stock Option and Incentive Plan, provide that vesting of all but the final year of such options will be accelerated if there is a change in control of Salary.com

The following tables describe the potential payments and benefits to which our named executive officers would be entitled upon the happening of the following events: (i) a change in control of Salary.com (with no termination of employments) and (ii) termination of the executive’s employment by us without cause or by the executive for good reason following a change in control of Salary.com. Calculations for this table are based on the following assumptions: (a) the triggering event took place on March 31, 2010 and (b) the per share price of our common stock is $2.90, the closing price on March 31, 2010.

Change in Control Effective March 31, 2010 with No Termination of Employment

Name	Severance Cash Amount ($)	Benefits Cash Value ($)	Value of Accelerated Vesting ($)	Total ($)
Kent Plunkett	—	—	—	—
Paul Daoust	—	—	—	—
Bryce Chicoyne	—	—	232,006	232,006
Yong Zhang	—	—	372,676	372,676
Teresa A. Shipp	—	—	226,650	226,650
Brent Kleiman	—	—	282,573	282,573

Total	—	—	$1,113,905	$1,113,905

Termination of Employment Following a Change of Control Effective March 31, 2010

Name	Severance Cash Amount ($)	Benefits Cash Value ($)	Value of Accelerated Vesting ($)	Total ($)
Kent Plunkett	—	—	—	—
Paul Daoust	675,000	10,043	—	685,043
Bryce Chicoyne	352,500	—	232,006	584,506
Yong Zhang	—	—	372,676	372,676
Teresa A. Shipp	—	—	226,650	226,650
Brent Kleiman			282,573	282,573

Total	$1,050,000	$10,043	$1,113,905	$2,173,948

DIRECTOR COMPENSATION AND OTHER INFORMATION

During the period from April 1, 2009 to March 31, 2010, we paid each non-employee director a fee of $1,000 per Board or committee meeting attended or for each meeting in which the director participated by telephone. For fiscal 2010, each non-employee director also received an annual retainer of $40,000 paid in cash as well as an annual equity award of $30,000 paid in Salary.com restricted stock issued in October 2009. In addition, committee chairmen and members received the following retainers, also paid in cash: Audit Committee chairman, $30,000; Compensation Committee chairman, $15,000; Nominating and Corporate Governance Committee chairman, $10,000; committee member, $5,000. Our Compensation Committee may alter the form and mix of compensation to be paid to any director upon good cause shown.

We reimburse our directors for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors. Employees who also serve as directors receive no additional compensation for their services as a director.

Director Compensation Table 2010

The following table details the compensation earned by our non-employee directors in the fiscal year ended March 31, 2010:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Total
	($)	($)	($)	($)
John F. Gregg	56,500	19,140	—	75,640
William C. Martin	36,000	14,355	—	50,355
Edward F. McCauley	92,500	19,140	—	111,640
John R. Sumser	51,000	19,140	—	70,140
Terry Temescu	58,500	19,140	—	77,640
Robert A. Trevisani	95,000	19,140	—	114,140

(1)	Amounts include cash payments made in July 2010 for fiscal 2009 meeting fees as follows:

John F. Gregg	4,000
Edward F. McCauley	10,500
John R. Sumser	5,000
Robert A. Trevisani	9,500

(2)	These amounts represent the aggregate grant date fair value of restricted stock unit awards in the year in which the grant was made. The assumptions we used for calculating the grant date fair value are set forth in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2010, which was filed with the SEC on June 29, 2010. These amounts do not represent the actual amounts paid to or realized by the director for these awards during fiscal year 2010. The value as of the grant date for restricted stock unit awards is recognized over the number of days of service required for the grant to become vested.
(3)	As of March 31, 2010, the aggregate number of shares underlying options outstanding for each of our non-employee directors was:

Name	Aggregate Number of Shares
John F. Gregg	13,440
William C. Martin	—
Edward F. McCauley	—
John R. Sumser	13,440
Terry Temescu	9,039
Robert A. Trevisani	19,600

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee. None of the current members of our Compensation Committee has ever been an employee of Salary.com.

During fiscal 2010, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Principal Stockholders, Directors and Officers

The following table sets forth certain information regarding the beneficial ownership of our common stock on July 21, 2010 by (1) each director and named executive officer of our Company, (2) all directors and executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after July 21, 2010, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Ownership calculations below are based on 17,438,686 shares outstanding as of July 21, 2010.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percent of Common Stock Outstanding
5% Stockholders
T. Rowe Price Associates, Inc.(2)	1,401,700	8.1
Kinderhook Partners, LP(3)	1,121,323	6.5
Lake Union Capital Management, LLC(4)	891,944	5.2
Raging Capital Management, LLC(5)	1,545,376	8.9
J. Carlo Cannell(6)	695,300	4.0
Gregory Kent Plunkett and Julianne Pemberton 2005 Gifting Trust(7)	896,000	5.6
Non-Employee Directors
John F. Gregg(8)	172,821	*
William C. Martin(9)	1,612,870	9.3
Edward F. McCauley	97,316	*
John R. Sumser(10)	63,187	*
Terry Temescu(11)	33,536	*
Robert A. Trevisani(12)	81,831	*
Named Executive Officers
Paul Daoust(13)	236,680	1.4
Kent Plunkett(14)	2,993,953	17.2
Bryce Chicoyne	56,772	*
Yong Zhang(15)	314,942	1.8
Teresa A. Shipp(16)	194,048	1.1
Brent Kleiman	30,400	*
All directors and officers as a group (12 persons) (17)	5,894,328	33.8

*	Less than 1% of the outstanding shares of common stock
(1)	Unless otherwise indicated in the table, the address for each listed person is c/o Salary.com, Inc., 160 Gould Street, Needham, Massachusetts 02494.
(2)	T. Rowe Price Associates Inc. filed an amended Schedule 13G on February 12, 2010 on behalf of itself and T. Rowe Price New Horizons Fund Inc., a registered investment company. According to the report, T. Rowe Price Associates, Inc. has sole voting power with respect to 170,800 of these shares and sole dispositive power as to all of the shares and T. Rowe Price New Horizons Fund Inc. has sole voting power with respect to 1,200,000 of these shares and no dispositive power with respect to any of these shares. The address of each of these reporting persons is 100 E. Pratt Street, Baltimore, MD 21202.
(3)

Kinderhook Partners, LP filed a Schedule 13G on February 9, 2010 on behalf of itself, its general partners, Kinderhook GP, LLC, and the co-managing members of the general partner, Tushar Shah and Stephen J. Clearman. According to this report, each of Kinderhook Partners, LP, Kinderhook GP,

LLC and Messrs Shah and Clearman has shared voting and dispositive power with respect to all of these shares. The address of each of these reporting persons is 1 Executive Drive, Suite 160, Fort Lee, NJ 07024.

(4)	Lake Union Capital Management, LLC filed a Schedule 13G on February 11, 2010 on behalf of itself, Lake Union Capital Fund, LP and their managing member, Michael Self. According to this report, Lake Union Capital Management, LLC, Lake Union Capital Fund, LP and Michael Self each has shared voting and dispositive power with respect to all of these shares. The address of each of these reporting persons is 600 University Street, Suite 1520, Seattle Washington 98101.
(5)	Raging Capital Management, LLC filed an amended Schedule 13D on September 10, 2009 on behalf of itself, Raging Capital Fund, LP, Raging Capital Fund (QP), LP and Willam C. Martin. According to this report, Raging Capital Management, LLC has shared voting and dispositive power with respect all of these shares, Raging Capital Fund, LP has shared voting and dispositive power with respect to 842,230 of these shares and Raging Capital Fund (QP), LP has shared voting and dispositive power with respect to 703,146 of these shares. The address of each of these reporting persons is 254 Witherspoon Street, Princeton, NJ 08542.
(6)	The address of J. Carlo Cannell is P.O. Box 3459, 240 E. Deloney Ave., Jackson, WY 83001. J. Carlo Cannell has sole voting and dispositive power with respect to all of these shares. This information has been obtained from a Schedule 13D filed by J. Carlo Cannell with the Securities and Exchange Commission on September 9, 2009.
(7)	The address of the trust is Christopher L. Plunkett, Trustee, c/o Christopher L. Plunkett P.C., 265 Essex Street, Salem Massachusetts 01970. Does not include 3,076,893 shares beneficially owned by Kent Plunkett. Christopher L. Plunkett, the trustee of the Gregory Kent Plunkett and Julianne Pemberton 2005 Gifting Trust, has sole voting and dispositive power over the securities held by the trust.
(8)	Includes 13,440 shares issuable upon the exercise of options that are exercisable within 60 days of July 21, 2010.
(9)	Includes 1,545,376 shares beneficially owned by Raging Capital Management, LLC, with respect to which Mr. Martin has shared voting and dispositive power. Also includes 6,800 shares of common stock held in accounts for the benefit of Mr. Martin’s children under the Uniform Gifts to Minors Act, of which Mr. Martin is the custodian.
(10)	Includes 13,440 shares issuable upon the exercise of options that are exercisable within 60 days of July 21, 2010.
(11)	Includes 9,039 shares issuable upon the exercise of options that are exercisable within 60 days of July 21, 2010.
(12)	Includes 19,600 shares issuable upon the exercise of options that are exercisable within 60 days of July 21, 2010.
(13)	Includes 22,436 shares issuable upon the exercise of options that may become exercisable within the next 60 days of July 21, 2010.
(14)	Does not include 17,920 shares held by Julianne Pemberton, Mr. Plunkett’s spouse, or 896,000 shares held by the Gregory Kent Plunkett and Julianne Pemberton 2005 Gifting Trust, over which Mr. Plunkett does not have voting or dispositive power. Includes 536,161 shares of common stock issuable to Mr. Plunkett upon exercise of options that are exercisable within 60 days of July 21, 2010.
(15)	Includes 56,307 shares issuable upon the exercise of options that are exercisable within 60 days of July 21, 2010 or settlement of restricted stock units that vest within 60 days of July 21, 2010.
(16)	Does not include 35,000 shares held by Mrs. Shipp’s spouse. Includes 25,660 shares issuable upon the exercise of options or settlement of restricted stock units that vest within 60 days of July 21, 2010.
(17)	Includes 687,744 shares of common stock issuable upon exercise of options that are exercisable within 60 days of July 21, 2010 and 8,339 shares of common stock issuable upon settlement of restricted stock units that vest within 60 days of July 21, 2010.

The tabular disclosure of our equity securities authorized for issuance under equity compensation plans can be found in Item 5 of our Annual Report on Form 10-K filed on June 29, 2010, which table is hereby incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

Other than the transactions described under the heading “Executive Compensation” (or with respect to which information is omitted in accordance with SEC regulations) and the transactions described below, since April 1, 2007, there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors. Those indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law. In addition, we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

Procedures for Approval of Related Person Transactions

The Board of Directors has adopted a Related Person Transaction Approval Policy for the review, approval or ratification of any related person transaction. This written policy provides that all potential transactions with related persons must be brought to the attention of the Chief Compliance Officer, who makes a determination as to whether the approval of the Audit Committee is required for such transaction. If approval is required, the terms of the proposed transaction and the material facts relating to transaction are presented to the Audit Committee for its consideration and approval. If pre-approval of any related party transaction is not practicable, the Audit Committee is required to consider and, if it deems appropriate, ratify such transaction at its next meeting. Any director who has an interest in a related party transaction being considered by the Audit Committee or the Board of Directors is required to recuse himself from all discussions relating to the transaction that may create a potential conflict and to recuse himself from any vote on the matter.

The Audit Committee has pre-approved certain related party transactions, such as commercial transactions with companies in which a related party holds less than 10% of such company’s shares, charitable contributions, transactions with related parties in their capacities as stockholders where all stockholders are receiving equivalent treatment and transactions with passive institutional investors that are on arm’s length terms. These pre-approved transactions do not need to be approved or ratified by the Audit Committee, however, the Chief Compliance Officer is required to provide regular reports to the Audit Committee of any pre-approved related party transactions entered into by us.

The term “related person transaction” under our policy refers to (1) any transaction in which we are a participant and any of our directors, executive officers or security holders known to beneficially own more than 5% of our common stock (or any the immediate family members or affiliates of such persons) has a direct or indirect material interest, (2) any transaction otherwise required to be disclosed by us pursuant to Item 404 of Regulation S-K (or any successor provision) promulgated by the SEC or (3) any transaction which would require us to obtain stockholder approval under Rule 5635(a) of the Nasdaq Marketplace Rules, except that “related party transactions” do not include compensation or employment arrangements that we disclose in our proxy statement (or, if the related person is an executive officer, that we would disclose if such person was a named executive officer).

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs Gregg, Martin, McCauley, Sumser, Temescu and Trevisani are independent directors, as “independence” is defined in the SEC and Nasdaq Marketplace Rules, because they have no relationship with us that would interfere with their exercise of independent judgment. Our independent directors have designated Mr. Trevisani as our “lead” independent director for presiding over executive sessions of the Board of Directors without management. Our Board of Directors meets in executive session after each regularly scheduled Board meeting.

Item 14.	Principal Accounting Fees and Services.

The firm of Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of Salary.com for the fiscal year ended March 31, 2010. The aggregate fees billed to Salary.com by Grant Thornton LLP for the fiscal years ended March 31, 2009 and 2010 are as follows:

	2009	2010
Audit Fees(1)	$649,791	$545,218
Tax Fees(2)	$—	$9,625
All Other Fees(3)	$26,450	$—

Total	$676,241	$554,843

(1)	Audit Fees consist of fees incurred for the audits of our annual consolidated financial statements and internal controls over financial reporting, review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year and other SEC filings.
(2)	Tax fees consist of foreign tax assistance fees.
(3)	All other fees consist of fees incurred in connection with preparing and filing registration statements on Form S-8 and responses to SEC correspondence.

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent registered public accounting firm.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Grant Thornton LLP described above under the caption “Audit Fees”, “Tax Fees” and “All Other Fees” were approved by our Audit Committee. The non-audit services provided in fiscal 2010 were reviewed by the Audit Committee, which concluded that the provisions of such services by Grant Thornton LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

REPORT OF THE AUDIT COMMITTEE(1)

The Audit Committee oversees the Company’s accounting and financial reporting processes and the audits of its financial statements, including the performance and compensation of the Company’s independent registered public accounting firm. Management has the primary responsibility for the financial statements and the financial reporting processes, including the systems of internal controls and the certification of the integrity and reliability of the Company’s internal control procedures.

In fulfilling its oversight responsibilities, the Audit Committee has reviewed the Company’s audited balance sheets at March 31, 2009 and 2010 and the statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2010, and has discussed them with management. The Audit Committee also reviewed with Grant Thornton LLP, the Company’s independent registered public accounting firm, the results of its audits. The Audit Committee also has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communications with Audit and Finance Committees), as currently in effect. This discussion included, among other things, a review with the independent registered public accounting firm of the quality of the Company’s accounting principles, the reasonableness of significant estimates and judgments, and the clarity of disclosure in the Company’s financial statements, including the disclosures related to critical accounting policies used by the Company. The Audit Committee has reviewed permitted services under rules of the Securities and Exchange Commission as currently in effect and discussed with Grant Thornton LLP their independence from management and the Company, including the matters in the written disclosures and the letter from the independent registered public accounting firm required by Public Company Accounting Oversight Board Rule 3526, as currently in effect, and has considered and discussed the compatibility of non-audit services provided by Grant Thornton LLP with that firm’s independence. In addition, the Audit Committee discussed the rules of the Securities and Exchange Commission that pertain to the Audit Committee and the roles and responsibilities of Audit Committee members.

The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations; their evaluations of the Company’s internal controls, including internal controls over financial reporting; and the overall quality of the Company’s financial reporting.

Based on its review of the financial statements and the aforementioned discussions, the Audit Committee concluded that it would be reasonable to recommend, and on that basis did recommend, to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Respectfully submitted by the Audit Committee.

Edward F. McCauley, Chairman

Terry Temescu

Robert A. Trevisani

(1)	This section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of Salary.com under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 15.	Exhibits, Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALARY.COM, INC.

By:	/S/ PAUL R. DAOUST
Paul R. Daoust President and Chief Executive Officer

Date: July 29, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement dated as of May 15, 2007 by and among Salary.com, Inc., ICR Limited, L.C., Joseph Duggan and Roger Sturtevant, Jr. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated May 15, 2007, SEC File No. 001-33312).

2.2	Share Purchase Agreement dated as of May 15, 2007, by and among Salary.com, Inc., John Cunnell and Valerie Cunnell (incorporated by reference to Exhibit 2.2 filed with the Company’s Current Report on Form 8-K dated May 15, 2007, SEC File No. 001-33312).

2.3	Asset Purchase Agreement dated as of July 31, 2007 by and among Salary.com, Inc., ITG Competency Group, LLC and Douglas W. Crisman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2007, SEC File No. 001-33312).

2.4	Asset Purchase Agreement, dated as of December 21, 2007, by and among Salary.com, Inc., Stephen C. Schoonover, Schoonover Associates, Inc. and Helen Schoonover (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 28, 2007, SEC File No. 001-33312).

2.5	Agreement and Plan of Merger, dated as of December 9, 2008, by and among Salary.com, Inc., Genesys Software Systems, Inc., Cobalt Acquisition Corp. and Lawrence J. Munini (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 10, 2008, SEC File No. 001-33312).

2.6	Share Purchase Agreement, dated as of August 21, 2008, by and among Salary.com, Inc., the Principals, Oxford and the Additional Shareholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008, SEC File No. 001-33312).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

3.2	Form of Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Salary.com, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form 8-A, filed November 20, 2008, SEC File No. 001-33312).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

4.2	Shareholder Rights Agreement, dated as of November 14, 2008, by and between Salary.com, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form 8-A, filed November 20, 2008, SEC File No. 001-33312).

10.1	Second Amended and Restated 2000 Stock Option Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.1.1	2000 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.2	First Amended and Restated 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646). *

10.2.1	2004 Stock Option and Incentive Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2.1 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).*

10.3	2007 Stock Option and Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement, filed July 29, 2008, SEC File No. 001-33312). *

10.3.1	2007 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3.1 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.3.2	2007 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3.2 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.3.3	2007 Stock Option and Incentive Plan, Form of Non-Qualified Stock Option Non-Employee Agreement (incorporated by reference to Exhibit 10.3.3 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.3.4	2007 Stock Option and Incentive Plan, Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.3.4 filed with the Company’s Annual Report on Form 10-K filed June 13, 2008, SEC File No. 001-33312). *

10.4	2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646). *

10.5	Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.5.1	Amendment to Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.5.1 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated December 21, 2006, Registration No. 333-138646).

10.6	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.8	Loan and Security Agreement (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1, dated November 13, 2006, Registration No. 333-138646).

10.8.1	First Loan Modification Agreement, dated as of August 8, 2008, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2008, SEC File No. 001-33312).*

10.8.2	Second Loan Modification Agreement, dated as of September 17, 2008, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2008, SEC File No. 001-33312).*

10.8.3	Third Loan Modification Agreement, dated as of October 8, 2008, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2008, SEC File No. 001-33312).*

10.8.4	Fourth Loan Modification Agreement, dated as of March 16, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.8.4 to the Company’s Annual Report on Form 10-K filed June 29, 2009, SEC File No. 001-33312).*

10.8.5	Fifth Loan Modification Agreement, dated as of June 29, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.8.5 to the Company’s Annual Report on Form 10-K filed June 29, 2009, SEC File No. 001-33312).*

10.8.6	Sixth Loan Modification Agreement, dated as of October 15, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2009, SEC File No. 001-33312).

10.8.7	Waiver Agreement, dated as of June 22, 2010, by and between Salary.com, Inc. and Silicon Valley Bank.**

10.9	Separation Agreement and Release, dated as of May 26, 2009, by and between Salary.com, Inc. and Meredith Hanrahan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed June 29, 2009, SEC File No. 001-33312).*

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated January 19, 2007, Registration No. 333-138646).

10.11	Form of Employment Agreement with G. Kent Plunkett (incorporated by reference to Exhibit 10.13 filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1, dated February 9, 2007, Registration No. 333-138646).*

10.11.1	Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between Salary.com, Inc. and G. Kent Plunkett (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2009, SEC File No. 001-33312).*

10.12	Salary.com, Inc. Employment offer letter dated as of April 2, 2008, by and between Salary.com and Bryce Chicoyne (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, SEC File No. 001-33312).*

10.12.1	Salary.com, Inc. Amendment to Employment offer letter dated as of December 31, 2008, by and between Salary.com, Inc. and Bryce Chicoyne (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2009, SEC File No. 001-33312).*

10.13	Separation Agreement and Release, dated as of January 7, 2009, by and between Salary.com, Inc. and Christopher Fusco (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2009, SEC File No. 001-33312).*

10.14	Lease Contract, dated as of October 24, 2008, by and between SDC China Limited and Shanghai Zhangjiang Microelectronics Port Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2008, SEC File No. 001-33312).*

10.15	Separation Agreement and Release, dated as of April 7, 2009, by and between Salary.com, Inc. and William H. Coleman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2009, SEC File No. 001-33312).*

10.16	Separation Agreement and Release, dated as of December 19, 2008, by and between Salary.com, Inc. and Christopher Power (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed June 29, 2009, SEC File No. 001-33312).*

10.17	Sublease Agreement, dated as of March 23, 2009, by and between Salary.com, Inc. and Nuance Communications, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2009, SEC File No. 001-33312).

10.18	Consent, dated August 10, 2009, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2009, SEC File No. 001-33312).

10.19	Separation Agreement, dated as of February 21, 2010, by and between Salary.com, Inc. and G. Kent Plunkett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2010, SEC File No. 001-33312). *

10.20	Employment Agreement, dated as of April 12, 2010, by and between Salary.com and Paul Daoust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2010, SEC File 001-33312). *

10.21	Retention Bonus Letter Agreement, dated April 20, 2010, by and between Salary.com, Inc. and Bryce Chicoyne (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 26, 2010, SEC File 001-33312). *

21.1	Subsidiaries of the Company.**

23.1	Consent of Grant Thornton LLP.**

24.1	Power of Attorney.**

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Compensatory plan or arrangement applicable to management.
**	Previously filed with the Annual Report on Form 10-K for the fiscal year ended March 31, 2010.