Form 10-Q
period 2010-06-30
SALARY. COM, INC.
filed 2010-08-16
CIK 1105360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	17,835,355 shares
Class	Outstanding at August 10, 2010

SALARY.COM, INC. AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements:

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2010	March 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,422	$8,773
Accounts receivable, less allowance for doubtful accounts of $308 and $249, at June 30, 2010 and March 31, 2010, respectively	5,990	7,695
Prepaid expenses and other current assets	1,660	2,069
Assets of discontinued operations - held for sale	9,733	—

Total currents assets before funds held for clients	25,805	18,537
Funds held for clients	—	12,967

Total current assets	25,805	31,504

Property, equipment and software, net	1,328	2,094
Amortizable intangible assets, net	6,031	9,125
Other intangible assets	935	935
Goodwill	12,945	14,967
Restricted cash	1,126	1,126
Other assets	204	255

Total assets	$48,374	$60,006

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Revolving credit facility	$2,525	$2,525
Accounts payable	3,343	3,417
Accrued compensation	324	294
Accrued expenses and other current liabilities	5,421	6,251
Deferred revenue, current portion	27,028	29,356
Liabilities of discontinued operations - held for sale	8,240	—

Total current liabilities before client funds obligations	46,881	41,843
Client funds obligations	—	12,967

Total current liabilities	46,881	54,810

Deferred revenue, less current portion	3,377	2,812
Deferred income taxes	1,540	1,519
Other long-term liabilities	19	47

Total liabilities	51,817	59,188

Commitments and contingencies (Note 7)

Stockholders’ (deficit) equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,944,074 and
16,705,853 issued and outstanding at June 30, 2010 and March 31, 2010, respectively	2	2
Additional paid-in capital	96,098	94,248
Accumulated deficit	(98,609)	(92,688)
Accumulated other comprehensive loss	(934)	(744)

Total stockholders’ (deficit) equity	(3,443)	818

Total liabilities and stockholders’ (deficit) equity	$48,374	$60,006

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2010	2009
	(unaudited)
Revenue:
Subscription revenues	$8,918	$8,972
Advertising revenues	786	913

Total revenues	9,704	9,885
Cost of revenues	2,395	2,451

Gross profit	7,309	7,434

Operating expenses:
Research and development	2,077	1,982
Sales and marketing	5,351	5,614
General and administrative	3,979	3,898
Amortization of intangible assets	450	470
Restructuring charges	1,110	—

Total operating expenses	12,967	11,964

Loss from continuing operations	(5,658)	(4,530)

Other income (expense):
Interest income	—	7
Other expense, net	(100)	(99)

Total other expense, net	(100)	(92)

Loss from continuing operations before taxes	(5,758)	(4,622)

Income tax expense	28	26

Loss from continuing operations	(5,786)	(4,648)
Loss from discontinued operations	(135)	(500)

Net loss	$(5,921)	$(5,148)

Net loss per share (basic and diluted):
Loss per share from continuing operations	$(0.34)	$(0.29)
Loss per share from discontinued operations	(0.01)	(0.03)

Net loss per share (1)	$(0.34)	$(0.32)

Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	17,176	16,175

(1)	Totals may not add due to rounding.

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at March 31, 2010	16,705,853	$2	$94,248	$(92,688)	$(744)	$818
Issuance of common stock for warrant and options exercises	44,560	—	22	—	—	22
Vesting of early exercise stock options	19,674	—	4	—	—	4
Net restricted stock awards issued and vested	135,357	—	(228)	—	—	(228)
Issuance of common stock for employee stock purchase plan	38,630	—	101			101
Stock-based compensation expense	—	—	1,951	—	—	1,951
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(190)	(190)
Net loss	—	—	—	(5,921)	—	(5,921)

Comprehensive loss						(6,111)

Balance at June 30, 2010	16,944,074	$2	$96,098	$(98,609)	$(934)	$(3,443)

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,921)	$(5,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	308	467
Amortization of intangible assets	882	1,152
Stock-based compensation	1,951	1,485
Board of Directors fees paid in common stock	—	217
Deferred income taxes	27	26
Provision for doubtful accounts	58	179
(Gain) Loss on sale or disposal of property, equipment and software	(16)	12
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in:
Accounts receivable	850	(28)
Prepaid expenses and other current assets	300	(113)
Other assets	(1)	299
Increase (decrease) in:
Accounts payable	86	890
Accrued expense and other current liabilities	(554)	(147)
Other long-term liabilities	(29)	(4)
Deferred revenue	2,164	801

Net cash provided by operating activities	105	88

Cash flows from investing activities:
Cash paid for acquisition of data	—	(39)
Cash paid for other intangible assets	—	(3)
Increase in restricted cash	—	(1)
Purchases of property, equipment and software	(49)	(64)
Proceeds on sale of property, equipment and software	253	1
Capitalization of software development costs	(35)	(39)
Net decrease in assets held to satisfy client funds obligations	9,145	10,619

Net cash provided by investing activities	9,314	10,474

Cash flows from financing activities:
Proceeds from revolving credit facility	—	6,975
Repayments of revolving line of credit and note payable	(72)	(9,147)
Proceeds from exercise of common stock options and warrants	23	87
Repurchase of unvested exercised stock options	(5)	(9)
Repurchase and retirement of common and restricted stock	—	(1,750)
Net decrease in client funds obligations	(9,145)	(10,619)

Net cash used in financing activities	(9,199)	(14,463)

Effect of exchange rate changes on cash and cash equivalents	(119)	(166)

Net increase (decrease) in cash and cash equivalents	101	(4,067)
Cash and cash equivalents, beginning of period	8,773	21,085

Cash and cash equivalents, end of period	$8,874	$17,018

Cash and cash equivalents on this statement of cash flows includes $452 of cash which is classified as discontinued operations in the June 30, 2010 Balance Sheet.

See accompanying notes to the unaudited consolidated financial statements.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Salary.com, Inc. (the “Company”) is a leading provider of on-demand compensation and talent management solutions in the human capital software-as-a-service (“SaaS”) market. The Company’s software, services and proprietary content help businesses and individuals manage pay and performance. The Company’s products include: CompAnalyst ® , a suite of on-demand compensation management applications that integrates the Company’s data, third-party survey data and a customer’s own pay data with a complete analytics offering; TalentManager ® , the Company’s employee lifecycle performance management software suite which helps businesses automate performance reviews, streamline compensation planning, perform succession planning, and link employee pay to performance; and IPAS ® , a global compensation technology survey with coverage of technology jobs from clerk to chief executive officer in more than 90 countries. The Company also offers one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position. The Company was incorporated in Delaware in 1999 and its principal operations are located in Needham, Massachusetts. Since December 2006, the Company has operated a facility in Shanghai, China, primarily for research and development activities. In August 2008, the Company acquired Infobasis Limited, now known as Salary.com Limited, a competency-based skills management software company, located in Abingdon, United Kingdom. On December 17, 2008, the Company acquired Genesys Software Systems, Inc. (Genesys), a provider of on-demand HRMS, benefits and payroll services. In August 2010, the Company completed the divestiture of its payroll reporting unit which primarily consisted of Genesys. In June 2010, the Company shut down its telesales operation in Montego Bay, Jamaica which had operated there since February 2009. The Company conducts its business primarily in the United States.

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

During the quarter ended June 30, 2010, the Company approved plans to divest its payroll reporting unit. The payroll reporting unit primarily consisted of the Company’s enterprise payroll and human resource management software sold by the Company’s former Genesys subsidiary and its small business payroll products. In August 2010, the Company completed this divestiture. The decision to divest these businesses was based on the Company’s determination that its product offerings were too broad and its decision to focus its resources in the areas where the Company believes it has the greatest potential for profitable growth: compensation, talent management and consumer businesses. As a result, the Company began reporting its payroll reporting unit as a discontinued operation in the first quarter of fiscal 2011. See Note 4 for further information on the discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, goodwill and intangible assets, acquisition accounting, discontinued operations, income taxes, allowance for doubtful accounts, stock-based compensation and capitalization of software development costs. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on June 29, 2010, with the exception of the disclosure of potentially outstanding common stock, which is noted below.

Net Loss Attributable to Common Stockholders per Share

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	June 30,
	2010	2009
Options to purchase common stock	1,345,139	1,652,276
Warrants to purchase common stock	1,400	53,612
Restricted stock awards	1,384,206	2,089,441

Total options, warrants and restricted stock awards exercisable or convertible into common stock	2,730,745	3,795,329

If the outstanding options and warrants were exercised or converted into common stock or the restricted stock awards were to vest, the result would be anti-dilutive. Therefore, basic and diluted net loss attributable to common stockholders per share is the same for all periods presented in the accompanying consolidated statements of operations.

As required by ASC 260, instruments granted in share-based payment transactions that met a certain criteria are considered to be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260. The Company determined that the restricted stock outstanding that is related to the early exercise of stock options are required to be included in the computation of earnings per share. As of June 30, 2010 and 2009, participating securities included in the earnings allocation in computing earnings per share were 354,000 shares and 577,000 shares, respectively.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value and includes a framework for measuring fair value and disclosing fair value measurements in financial statements. Fair value is a market-based measurement rather than an entity-specific measurement and the fair value hierarchy makes a distinction between assumptions developed based on market data obtained from independent sources (observable inputs) and the reporting entity’s own assumptions (unobservable inputs). This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, including notes payable and revolving credit facility approximate their fair value because of their short-term nature.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements” (“ASU 2009-13’), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. The Company expects this guidance may have a significant impact on the Company’s revenue recognition policy and financial statements; however, the Company has not determined the impact of adopting this standard on its consolidated financial statements as of June 30, 2010.

In September 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14’), which addresses the accounting for revenue transactions involving software. ASU 2009-14 amends ASC 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. The Company expects this guidance may have a significant impact on the Company’s revenue recognition policy and financial statements, however; the Company has not determined the impact of adopting this standard on its consolidated financial statements as of June 30, 2010.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of June 30, 2010 and March 31, 2010 consist of the following:

	(in thousands)
	June 30, 2010			March 31, 2010
	Cost (a)	Accumulated Amortization (a)	Carrying Amount (a)	Cost	Accumulated Amortization	Carrying Amount
Amortizable intangible assets (a):
Non-compete agreements (5 years)	$1,776	$1,516	$260	$1,836	$1,432	$404
Customer relationships (5-7 years)	6,758	3,574	3,184	8,391	3,703	4,688
Developed technology (5-7 years)	1,536	476	1,060	3,184	1,143	2,041
Other intangible assets (5-18 years)	368	213	155	368	207	161
Trade name (5 years)	603	114	489	927	285	642
Data acquisition costs (1-3 years)	4,720	3,837	883	4,683	3,494	1,189

Total amortizable intangible assets	15,761	$9,730	6,031	19,389	$10,264	9,125

Unamortizable intangible assets:
Goodwill	12,945		12,945	14,967		14,967
Other indefinite lived intangible assets	935		935	935		935

Total goodwill and other indefinite lived intangible assets	13,880		13,880	15,902		15,902

Total intangible assets	$29,641		$19,911	$35,291		$25,027

(a)	During the first quarter of fiscal 2011, amortizable intangible assets with costs of $3.7 million and carrying amounts of $2.2 million were reclassified to discontinued operations.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s indefinite-lived acquired intangible assets consist of trade names and domain names. All of the Company’s finite-lived acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the three months ended June 30, 2010 and 2009 was approximately $857,000 and $1,152,000, respectively, of which $407,000 and $414,000, respectively, is included in cost of revenues. Amortization for the data acquisition costs begins once the acquired data is integrated into the related product and that product is available to the Company’s customers.

Estimated annual amortization expense for the next five years related to intangible assets is as follows:

(in thousands)
Year ending March 31,
2011	$2,858
2012	1,857
2013	954
2014	488
2015	396

The changes in the carrying amount of goodwill for the three months ended June 30, 2010 are as follows:

(in thousands)
Balance as of March 31, 2010	$14,967
Reclassified to discontinued operations	(2,022)

Balance as of June 30, 2010	$12,945

4. DISCONTINUED OPERATIONS

In May 2010, the Company approved plans to divest its payroll reporting unit. The payroll reporting unit primarily consisted of the Company’s enterprise payroll and human resource management software sold by the Company’s former Genesys subsidiary and its small business payroll products. This divestiture was completed in August 2010 and the selling price, including estimated costs to sell, exceeded the carrying value of the unit as of June 30, 2010. The decision to divest this business was based on the Company’s determination that its product offerings were too broad and its decision to focus its resources in the areas where the Company believes it has the greatest potential for profitable growth: compensation, talent management and consumer businesses. Accordingly, results of this reporting unit have been classified as discontinued operations.

Operating results from our payroll/HRMS reporting unit for the three months ended June 30, 2010 and 2009 were as follows:

	(in thousands) Three months ended June 30,
	2010	2009
Total revenues	$1,511	$1,472
Cost of revenues	843	1,182
Operating expenses	803	790
Net loss	(135)	(500)

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company identified the following carrying amounts of major classes of assets and liabilities associated with the payroll reporting as of June 30, 2010 and March 31, 2010:

	(in thousands)
	June 30, 2010	March 31, 2010
Assets
Current assets	$1,346	$2,514
Funds held for clients	3,822	12,967

Total current assets	5,168	15,481

Intangible assets, net	2,249	2,274
Goodwill	2,022	2,022
Other non-current assets	294	299

Total assets	$9,733	$20,076

Liabilities
Deferred revenue, current portion	$3,927	$3,299
Other current liabilities	485	693
Client funds obligations	3,822	12,967

Total current liabilities	8,234	16,959

Non-current liabilities	6	13

Total liabilities	$8,240	$16,972

5. STOCK-BASED COMPENSATION

Stock-based compensation by line item in the statement of operations for the three months ended June 30, 2010 and 2009 was as follows:

	(in thousands)
	Three months ended June 30,
	2010	2009
Cost of revenues	$147	$225
Research and development	199	260
Sales and marketing	317	581
General and administrative	799	419
Restructuring charges	489	—

	$1,951	$1,485

Stock Options

Stock option activity, under all plans, during the three months ended June 30, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,265,307	$6.390
Granted	179,487	1.950
Exercised	(44,560)	0.499
Canceled	(55,095)	4.549

Outstanding - end of period	1,345,139	$6.071

Exercisable - end of period	1,030,364	$6.969

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Company’s 2000 Stock Option and Incentive Plan and 2004 Stock Option and Incentive Plan, option recipients (“Option Holders”) are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the Option Holder receiving restricted shares, which are then subject to vesting under the respective option’s vesting schedule. Restricted shares are subject to a right of repurchase by the Company and if any Option Holder who is an employee leaves the Company (either voluntarily or involuntarily), the Company has the right (but not the obligation) to repurchase the restricted shares at the original price paid by the Option Holder at the time the options were exercised. Because the Company has the right to repurchase the restricted shares upon the cessation of employment, the Company has recognized this potential liability for repurchase on the balance sheet as a subscription payable of $75,000 as of June 30, 2010, which is included in “Accrued expenses and other current liabilities.” Upon vesting of the restricted shares, the subscription payable is relieved and recorded in equity. As of June 30, 2010 and 2009, there were 327,176 and 577,594 restricted shares outstanding, respectively, which resulted from the exercise of unvested stock options.

The Company uses the Black-Scholes option-pricing model to value option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. During the three months ended June 30, 2010, the Company granted stock options to its Chief Executive Officer and President and also modified awards to its former Chief Executive Officer and President. The modification of the former executive’s awards consisted of an extension of the awards’ contractual period to exercise based on his continued services provided on the Board of Directors. The Company did not grant any new stock options during the three months ended June 30, 2009.

For the awards granted or modified during the years the three months ended June 30, 2010, the Company determined it has adequate historical data from its traded share price, as such, expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price.

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

The Company does not intend to pay dividends on its common stock for the foreseeable future and, accordingly, uses a dividends yield of zero.

In accordance with the provisions of ASC 718, “Stock Compensation” (“ASC 718”), the Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options. In developing a forfeiture rate estimate, the Company considered its historical experience and its growing employee base. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The following table provides the assumptions used in determining the fair value of the share-based awards granted for the three months ended June 30, 2010:

Risk-Free Rate	2.54%
Expected Life	5 years
Expected Volatility	77.37%
Expected Dividend Yield	0%

Compensation expense related to stock options included in the consolidated statement of operations for the three months ended June 30, 2010 and 2009 was approximately $352,000 and $296,000, respectively. Compensation expense related to stock options is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On February 20, 2010, the Company’s President and Chief Executive Officer resigned from his positions at the Company. As a result of the resignation, the Company accelerated the vesting of all outstanding stock options, restricted stock unit awards and any other equity awards held by this former executive. On May 20, 2010, the former executive’s stock option agreements were amended in order to extend the period in which the individual may exercise the awards to coincide with the former executive’s continuing service on the Board of Directors. As a result of this modification, the Company recognized a non-cash compensation charge of approximately $0.2 million in the quarter ended June 30, 2010.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, there was approximately $1.0 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Awards

On January 12, 2007, the Compensation Committee of the Board of Directors of the Company approved a form of restricted stock agreement for use under the Company’s 2007 Stock Plan pursuant to which the Company has granted stock options and restricted stock awards. The shares of restricted stock awards have a per share price of $0.0001 which equals the par value. The fair value is measured based upon the closing NASDAQ market price of the underlying Company stock as of the date of grant. Compensation expense from the restricted stock awards is amortized over the applicable vesting period, generally 3 years, using the straight-line method. Unamortized compensation cost related to restricted stock awards was $3.2 million as of June 30, 2010. This cost is expected to be recognized over a weighted-average period of 1.3 years. The following table presents a summary of the restricted stock award activity for the three months ended June 30, 2010:

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance - beginning of period	1,603,856	$4.506
Awarded	309,796	3.015
Vested	(343,026)	3.386
Canceled	(186,420)	3.702

Unvested balance - end of period	1,384,206	$4.560

The Company recorded compensation expense of approximately $1,589,000 and $1,143,000 related to restricted stock awards during the three months ended June 30, 2010 and 2009, respectively.

Shares Available for Grant

The following is a summary of all stock option and restricted stock award activity and shares available for grant under the 2007 Plan and for the three months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010	2009
Balance - beginning of period	2,095,545	2,483,409
Stock options granted	(179,487)	—
Restricted stock awards granted	(309,796)	(30,132)
Stock options cancelled/forfeited	78,320	192,075
Restricted stock awards cancelled/forfeited	186,420	80,003

Balance - end of period	1,871,002	2,725,355

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution and Dilutive Effect of Options and Restricted Shares

	Three months ended
	June 30,
	2010	2009
Shares of common stock outstanding	16,944,074	15,660,501

Stock options granted	179,487	—
Restricted stock awards granted	309,796	30,132
Stock options cancelled/forfeited	(78,320)	(192,075)
Restricted stock awards cancelled/forfeited	(186,420)	(80,003)

Net options/restricted stock granted	224,543	(241,946)

Grant dilution (1)	1.3%	-1.5%

Stock options exercised	44,560	54,225
Restricted stock awards vested	361,959	369,603

Total stock options exercised/restricted stock awards vested	406,519	423,828

Exercised dilution (2)	2.4%	2.7%

(1)	The percentage for grant dilution is computed based on net options and restricted stock awards granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Employee Stock Purchase Plan

On January 17, 2007, the Company’s Board of Directors and stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (“ESPP”). Stock purchase rights are granted to eligible employees during six month offering periods with purchase dates at the end of each offering period. The offering periods generally commence each April 1 and October 1. Shares are purchased through payroll deductions at purchase prices equal to 90% of the fair market value of the Company’s common stock at either the first day or the last day of the offering period, whichever is lower. The Company recorded compensation expense of approximately $10,000 and $46,000 related to shares issued under our employee stock purchase plan for the three months ended June 30, 2010 and 2009, respectively.

Warrants

As of June 30, 2010, the Company had outstanding warrants to purchase 1,400 shares of common stock at an exercise price of $0.89 per share. The following table presents a summary of the warrant activity for the three months ended June 30, 2010:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - beginning of period	35,527	$0.321
Granted	—
Exercised	—	—
Canceled	(34,127)	0.299

Outstanding - end of period	1,400	$0.893

Exercisable - end of period	1,400	$0.893

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

On December 15, 2008, the Board of Directors authorized the repurchase by the Company of up to $2.5 million of its common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, the Company’s Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. During the three months ended June 30, 2009, the Company repurchased and retired 862,406 shares with a total value of approximately $1.6 million pursuant to this repurchase program. During the three months ended June 30, 2010, the Company did not repurchase any shares pursuant to this repurchase program. Since the inception of the repurchase program through June 30, 2010, 1,348,140 shares with a total value of approximately $2.8 million have been repurchased and retired by the Company.

6. COMMITMENTS AND CONTINGENCIES

Litigation and Claims

In December 2009, the Company lost a significant, but not material, payroll customer as a result of a breach of contract by the customer. As a result of the breach, the Company terminated its agreement with the customer and had commenced litigation procedures in order to recover certain amounts billed to the customer and uncollected as well as termination penalties. On May 5, 2010, the parties executed a Mutual Release and Settlement Agreement which both parties agreed to fully and finally settle and resolve the aforementioned litigation and disputes. As part of the settlement agreement and ancillary agreements, the payroll customer made a $1.2 million payment to the Company on May 12, 2010 related to outstanding billings associated with the previously terminated contract and future license and maintenance agreements.

In addition to the matters noted above, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

7. INCOME TAXES

The Company follows the provisions of ASC 740-10, “Income Taxes” (“ASC 740-10”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold and measurement requirements a tax position must meet before being recognized as a benefit in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions.

The amount of unrecognized tax benefits as of June 30, 2010 was $118,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense, if any. As of June 30, 2010, the Company has not accrued any interest and penalties for unrecognized tax benefits in its statement of operations.

As of June 30, 2010, the Company is subject to tax in the U.S. Federal, state and foreign jurisdictions. The Company is open to examination for tax years 2006 through 2009. As of June 30, 2010, the Company had net operating loss carryforwards of approximately $38.0 million for state and $42.4 million federal tax purposes which had a full valuation allowance against them. Since the Company has net operating loss and tax credit carryforwards available for future years, those years are also subject to review by the taxing authorities. The Company is not currently under examination by U.S. Federal and state tax authorities or the foreign taxing authorities.

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. REVOLVING CREDIT FACILITY

On August 8, 2008, the Company entered into a modification of its existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, the Company entered into a second modification of its credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, the Company entered into a third modification of its credit facility to extend the term of this credit facility for two years to October 8, 2010 and increased the line of credit from $5.0 million to $10.0 million. On March 16, 2009, the Company entered into a fourth modification of its agreement, which added Genesys as a guarantor to the Company’s obligations under the credit facility. On June 29, 2009, the Company entered into a fifth modification to its agreement which increased the interest rate and certain fees payable, amended certain financial covenants, and increased the amount of stock the Company can repurchase under its repurchase plans. On October 15, 2009, the Company entered into a sixth modification to its agreement decreasing the line of credit to $5.0 million, modifying the interest rate and amending certain financial covenants. In addition, in August 2010, the Company modified the credit facility to remove the pledge on the stock of the Company’s former Genesys subsidiary. Following the sixth modification, up to $5.0 million is available under this credit facility and the facility is collateralized by substantially all of the Company’s assets and expires on October 8, 2010. The line of credit may be used to secure letters of credit and cash management services and the line of credit may be used in connection with foreign exchange forward contracts. The line of credit is subject to a financial covenant that requires the Company to maintain a ratio of assets to liabilities (net of deferred revenue) that is not less than 1.4 to 1. As of June 30, 2010, there was $2.5 million outstanding under the credit facility with a 4.5% interest rate. As of this date, the Company was not in compliance with its debt covenant; however, the Company had sufficient available cash to pay in full the outstanding amounts due on the facility without material consequence to the Company. The Company has received a waiver from Silicon Valley Bank for the month of June 2010 and is currently negotiating an amendment to its existing credit facility. The Company anticipates that the amendment will be completed during the second quarter of fiscal 2011 and that the Company would be in compliance with the covenants of such arrangement.

9. RESTRUCTURING CHARGES

On February 20, 2010, the Company’s President and Chief Executive Officer resigned from his positions at the Company. As a result of the former executive’s resignation, the Company recorded restructuring charges of approximately $1.6 million during the fourth quarter of fiscal 2010. The Company recorded an additional $0.4 million during the quarter ended June 30, 2010 associated with the former executive’s resignation which were comprised of $0.1 million of severance costs, $0.2 million in stock compensation charges associated with the modification of vested awards, and $0.1 million in external consulting costs. The Company also expects to incur an additional $0.9 million of charges in fiscal 2011 related to the transition process which primarily consists of $0.8 million of severance and $0.1 million of external consultant fees to assist with the process. The future severance payments will commence in August 2010 and be paid and expensed over an eighteen month period consistent with the non-compete agreement executed with the former executive.

During the quarter ended June 30, 2010, the Company also recorded restructuring charges of approximately $0.7 million related to severance payments of approximately $0.3 million to employees terminated by the Company, $0.3 million in related stock compensation charges, and an additional $0.1 million in external costs primarily consisting of legal and outplacement services.

Restructuring charges were as follows:

	(in thousands)
	Severance	Stock Compensation	Other	Total
Accrued restructuring balance at March 31, 2010	$39	$—	$272	$311
Restructuring charges	444	489	177	1,110
Cash payments	(329)	—	(126)	(455)
Non-cash charges	—	(489)	—	(489)

Accrued restructuring balance at June 30, 2010	$154	$—	$323	$477

SALARY.COM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SEGMENT AND RELATED INFORMATION

The following tables summarize selected financial information of the Company’s operations by geographic locations as the Company operates as only one reportable segment:

Revenues by geographic location consist of the following:

	(in thousands) Three months ended June 30,
	2010	2009
Revenues:
United States	$8,972	$9,256
All other countries	732	629

Total Revenues	$9,704	$9,885

Long-lived assets as of June 30, 2010 and March 31, 2010 by geographic location consist of the following:

	(in thousands)
	June 30, 2010	March 31, 2010
Long-lived assets:
United States	$16,831	$22,218
United Kingdom	5,365	5,522
All other countries	373	762

Total long-lived assets	$22,569	$28,502

Long-lived assets at March 31, 2010 includes approximately $4.6 million of long-lived assets associated with the Company’s payroll reporting unit which have been reclassed to discontinued operations at June 30, 2010.

The Company restated its long-lived assets by geographic location for the United States to $22.2 million (a reduction of approximately $13 million) as of March 31, 2010 due to an error in the calculation of this segment information. In addition, the Company also noted that the March 31, 2009 disclosure should have been presented as $30.0 million (a reduction of approximately $13 million) due to the same calculation error. These errors did not have any impact on the respective consolidated balance sheets or other segment disclosures and management does not believe the errors are material to the consolidated financial statements taken as a whole.

11. SUPPLEMENTAL CASH FLOW INFORMATION

	(in thousands) Three months ended June 30,
	2010	2009
Supplemental cash flow information:
Cash paid for interest	$34	$65

Noncash operating activities:
Board of Directors fees paid in common stock	$—	$217

12. SUBSEQUENT EVENT

On August 11, 2010, the Company completed the sale of its former Genesys wholly-owned subsidiary. In the sale transaction the Company sold all of the shares of former Genesys Software Systems, Inc. in exchange for $2.5 million in cash consideration. The Company has retained liability for the additional consideration that had been earned by the former owners of Genesys of $2.0 million that were due to be settled in June 2010; however, the Company has filed an indemnification claim against the former owners of Genesys. On August 13, 2010, Lawrence J. Munini , individually and as agent and attorney-in-fact for the former shareholders and option holders of the Company’s former subsidiary, Genesys, filed suit against the Company in Massachusetts Superior Court in connection with the payment of this contingent consideration. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	our ability to become profitable;

•	the ability of our solutions to achieve market acceptance;

•	a highly competitive market for compensation management and talent management;

•	failure of our customers to renew their subscriptions for our products;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our ability to execute on our strategic initiatives and realize their anticipated benefits;

•	our ability to generate additional revenues from investments in sales and marketing;

•	our ability to integrate acquired companies and businesses;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	the loss of key personnel;

•	unfavorable economic and market conditions caused by the recent financial crisis in the credit markets; and

•	other factors discussed elsewhere in this report.

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

Our highly configurable software applications and proprietary content help executives, line managers and compensation professionals automate, streamline and optimize critical talent management processes, such as market pricing, compensation planning, performance management, competency management (a competency is a set of demonstrated behaviors, skills and proficiencies that determine performance in a given role) and succession planning. Built with compensation and competency data at the core, our solutions provide businesses of all sizes with the most productive and cost-effective way to manage and inspire their most important asset - their people.

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

With our fiscal 2009 acquisition of InfoBasis Limited, which during fiscal 2010 changed its legal name to Salary.com Limited, we now provide customers with competency-based skills management software for skills gap analysis and assessment. This acquisition further built on our acquisitions of the assets of ITG Competency Group and Schoonover & Associates in 2008. These acquisitions have helped us offer one of the largest libraries of leadership and job-specific competencies and a leading job-competency model to manage competencies by position and launch our full talent management suite, which integrates compensation, performance and succession functions around job-based competency content. Our on-demand system helps line managers improve their ability to engage, develop and deploy their talent with learning references, coaching tips and progress journals.

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

In the first quarter of fiscal 2011, we finalized plans to divest our payroll reporting unit and in August 2010, we completed this divestiture. The payroll reporting unit primarily consisted of our enterprise payroll and human resource management software sold by our former Genesys subsidiary and our small business payroll products. The decision to divest this business was based on our determination that our product offerings were too broad and our decision to focus our resources in the areas where we believe we have the greatest potential for profitable growth, our compensation, talent management and consumer businesses. As a result, we have reported our payroll reporting unit as a discontinued operation beginning in the first quarter of fiscal 2011.

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

Second is to significantly reduce our cost structure by removing the components of our business, including employee headcount, that we do not believe have the ability to contribute to cash flow in the very near future, even though that may come at the expense of top-line growth, and to reallocate certain resources as an investment in our continuing core businesses.

To achieve this strategy, the following is a detailed description of our initiatives for fiscal 2011:

•	In terms of businesses and products where we expect to cease certain activities:

•	We sold our payroll operations. We believe by completing the sale of this business, we will have additional working capital to invest in areas of growth.

•	We will not make any further investment in our sales compensation business so that we can focus on our HR customers.

•	We have ceased development efforts in longer-term projects such as learning and HRMS database development.

•	We have exited lower-margin compensation consulting activities by outsourcing it to third party partners.

•	We have shut down our Jamaica telesales operation.

•	We expect to moderate our activities in the development of competency data and software included in our talent management suite.

•	We expect to continue our development work on our CompAnalyst Executive suite of products, our IPAS survey business, and our core talent management suite.

•

We expect to shift some resources, particularly our sales and marketing resources, to reinforce our CompAnalyst suite in order to accelerate growth and build on our leadership position in compensation management and to increase activity to enhance our consumer website business by investing in optimizing website traffic.

Since the end of fiscal 2010, we made substantial progress in executing on these initiatives. During this period, we completed the divestiture of our payroll operations, including selling Genesys, and shut down our sales compensation business, compensation consulting activities and Jamaica telesales operation. We believe that our reasons for pursuing this strategy have begun to show results, including increases in revenue and cash flows in the first quarter fiscal 2011 compared to the fourth quarter of fiscal 2010.

Sources of Revenues

We derive our revenues primarily from subscription fees and, to a lesser extent, through advertising on our website. For the three months ended June 30, 2010 and 2009, subscription revenues accounted for 92% and 91%, respectively, of our total revenues and for the three months ended June 30, 2010 and 2009, advertising revenues accounted for 8% and 9%, respectively, of our total revenues. We expect our subscription revenues will continue to account for an increasing percentage of our revenues as we continue to focus on subscription-based compensation management and performance management products.

Subscription revenues are comprised primarily of subscription fees from enterprise and small business customers who pay a bundled fee for our on-demand software applications and data products and implementation services related to our subscription products, sales of payroll perpetual licenses, maintenance and hosting services including related implementation and consulting services, as well as syndication fees from our website partners and premium membership subscriptions sold primarily to individuals. Subscription revenues are primarily recognized ratably over the contract period as they are earned. Our subscription agreements for our enterprise subscription customer base are typically one to five years in length, and as of June 30, 2010, approximately 55% of our contracts were more than one year in length. We generally invoice our customers annually in advance of their subscription (for both new sales and renewals), with the majority of the payments typically due upon receipt of invoice. Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from our subscription agreements and is recognized over time as the revenue recognition criteria are met. Deferred revenue does not include the unbilled portion of multi-year customer contracts, which is held off the balance sheet. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months. To a lesser extent, subscription revenues also include fees for professional services which are not bundled with our subscription products, revenues from sales of job competency models and related implementation services and revenue from the sale of our Compensation Market Study and Salary.com Survey products, which are not sold on a subscription basis.

Advertising revenues are comprised of revenues that we generate through agreements to display third party advertising on our website for a fixed period of time or fixed number of impressions. Advertising revenues are recognized as the advertising is displayed on the website.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of costs for data acquisition and data development, fees paid to our network provider for the hosting and managing of our servers, related bandwidth costs, compensation costs for the support and implementation of our products, compensation costs related to our consulting and professional services business and amortization of capitalized software costs. We continue to implement and support our existing compensation and talent management products and to expand our data sets and, as a result, we expect to incur additional costs of revenues over the next few years. However, with our recent reductions in workforce and divestiture of our payroll business, we expect that costs of revenues will decrease as a percentage of revenue and on an absolute dollar basis in fiscal 2011 as compared to fiscal 2010.

Research and Development. Research and development expenses consist primarily of compensation for our software and data application development personnel. We have historically focused our research and development efforts on improving and enhancing our existing on-demand software and data offerings as well as developing new features, functionality and products. However, with our recent reductions in workforce and divestiture of our payroll business and focus on existing products, we expect that research and development will decrease as a percentage of revenue and on an absolute dollar basis in fiscal 2011 compared to fiscal 2010.

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

Results of Operations

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated.

	Three months ended June 30,
	2010	2009
	(in thousands)
Total deferred revenue at end of period	$30,405	$29,296
Net cash provided by operating activities	105	88

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenues. Revenues for the first quarter of fiscal 2011 were $9.7 million, a decrease of $0.2 million, or 2%, compared to revenues of $9.9 million for the first quarter of fiscal 2010. Subscription revenues were $8.9 million for the first quarter of fiscal 2011, an decrease of $0.1 million, or 1%, compared to subscription revenues of $9.0 million for the first quarter of fiscal 2010. The decrease in subscription revenues was due primarily to a decrease of $0.2 million in revenues associated with our competency and human capital management products and services, a decrease of $0.2 million in our survey business and a $0.1 million decrease in our non-advertising consumer business, partially offset by a $0.4 million increase associated with our compensation and talent management products. Advertising revenues were $786,000 for the first quarter of fiscal 2011 compared to advertising revenues of $913,000 for the first quarter of fiscal 2010. The decrease in advertising revenues was primarily related to a reduction in volume within certain advertising programs during the first quarter of fiscal 2011 compared to the same period in fiscal 2010. Total deferred revenue as of June 30, 2010 was $30.4 million, representing an increase of $1.1 million, or 4%, compared to total deferred revenue of $29.3 million as of June 30, 2009, despite a reclassification of $3.9 million of deferred revenues to discontinued operations at June 30, 2010.

Cost of Revenues. Cost of revenues for the first quarter of fiscal 2010 was $2.4 million, a decrease of $0.1 million, or 2%, compared to cost of revenues of $2.5 million for the first quarter of fiscal 2010. The decrease in cost of revenues was primarily due to a decrease of $0.1 million in stock-based compensation as a result of the reduction in workforce implemented during the current fiscal quarter. As a percent of total revenues, cost of revenues remained consistent at 24% for the first quarter of fiscal 2011 and 2010.

Research and Development Expenses. Research and development expenses for the first quarter of fiscal 2011 were $2.1 million, an increase of $0.1 million, or 5%, compared to research and development expenses of $2.0 million for the first quarter of fiscal 2010. The increase in research and development expenses was primarily due to an increase of $0.1 million of payroll and benefit related costs attributable an increase in headcount at our corporate facility offset by a reduction of headcount at our Shanghai facility and an increase of $0.1 million associated with technology related service agreements partially offset by a $0.1 million decrease in depreciation expense based on the useful lives of certain assets. Research and development expenses increased from 20% of total revenues in the first quarter of fiscal 2010 compared to 21% of total revenues in the first quarter of fiscal 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the first quarter of fiscal 2011 were $5.4 million, a decrease of $0.2 million, or 5%, compared to sales and marketing expenses of $5.6 million for the first quarter of fiscal 2010. The decrease was primarily due to decreases of $0.1 million and $0.3 million in payroll and benefit related costs and stock-based compensation, respectively, due to the reduction in workforce implemented in the current fiscal quarter and a decrease of $0.1 million of sales conference related costs, partially offset by an increase of $0.3 million in marketing trade show and webinar expenses. Sales and marketing expenses decreased from 57% of total revenues in the first quarter of fiscal 2010 to 55% of total revenues in the first quarter of fiscal 2011.

General and Administrative Expenses. General and administrative expenses were $4.0 million for the first quarter of fiscal 2011, an increase of $0.1 million, or 2%, compared to $3.9 million for the first quarter of fiscal 2010. The increase was primarily due to an increase of $0.4 million in legal costs primarily attributable to services provided related to the disposition of certain business activities and final resolution of our settlement with a former payroll customer, an increase of $0.4 million in stock-based compensation directly related to current quarter awards associated with our annual director’s compensation offset by decreases in stock-based compensation as a result of our current quarter headcount reduction. These increases were partially offset by decreases of $0.2 million in payroll and benefit related costs due to the reduction in workforce implemented in the current fiscal quarter, $0.2 million in accounting related costs, a net $0.2 million gain on the sale and disposal of assets associated with the closing of our former Montego Bay, Jamaica office and a $0.1 million decrease in depreciation expense based on the useful lives of certain assets. General and administrative expenses increased to 41% of total revenues in the first quarter of fiscal 2011 compared to 39% in the first quarter of fiscal 2010.

Restructuring Charges. Restructuring charges for the first quarter of fiscal 2011 were $1.1 million primarily as a result of the reduction in workforce experienced in May 2010 in additional to additional costs incurred associated with the resignation of our former Chief Executive Officer in the fourth quarter of fiscal 2010. The $1.1 million in restructuring charges consisted of $0.5 million of severance and payroll related costs, $0.5 million in stock compensation charges, and $0.1 million in external costs primarily consisting of consulting and outplacement services.

Amortization of Intangible Assets. Amortization of intangible assets for the first quarter of fiscal 2011 was $450,000 compared to $470,000 in the first quarter of fiscal 2010. The decrease in amortization was primarily due to intangible assets acquired as part of the ICR acquisition in May 2007 becoming fully amortized in the current fiscal quarter.

Other Income/Expense. Other expense for the first quarter of fiscal 2011 was $100,000 compared to other expense of $92,000 in the first quarter of fiscal 2010. Other expense for the first quarter of fiscal 2011 primarily consisted of corporate franchise taxes.

Provision for Income Taxes. The provision for income taxes for the first quarter of fiscal 2011 was $28,000 compared to $26,000 in the first quarter of fiscal 2010. The provision for income taxes consisted primarily of a deferred tax liability arising from timing differences between book and tax income related to goodwill and intangible asset amortization related to our business acquisitions.

Discontinued Operations. During the quarter ended June 30, 2010, the Company finalized its plans to divest its payroll reporting unit. As a result, the Company began reporting its payroll reporting unit as a discontinued operation beginning in the first quarter of fiscal 2011. Loss from discontinued operations, net of tax was approximately $0.1 million for the three months ended June 30, 2010 compared to $0.5 million for the three months ended June 30, 2009.

Acquisition of Business

Genesys Software Systems, Inc.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys, a provider of on-demand and licensed human resources management systems and payroll solutions. Under the terms of the agreement, we paid the former owners of Genesys $6.0 million, net of cash acquired and converted approximately $1.1 million of options to purchase Genesys common stock into options to purchase approximately 519,492 shares of our common stock. In addition, the former Genesys security holders were eligible to earn additional consideration of up to $2.0 million which would be paid in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets. As of June 30, 2010, the $2.0 million of additional consideration had been earned and recorded as additional goodwill and was not included as part of the recent divestiture of the Genesys business. Such amounts were due to be settled in June 2010; however, we have filed an indemnification claim against the former owners of Genesys for breaches of representation and warranties made at the time of the acquisition. On August 13, 2010, Lawrence J. Munini, individually and as agent and attorney-in-fact for the former shareholders and option holders of Genesys filed suit against us in Massachusetts Superior Court in connection with the payment of this contingent consideration. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q.

At June 30, 2010, the financial results and performance of Genesys have been classified as discontinued operations in our consolidated financial statements. In August 2010, we sold Genesys as part of the divestiture of our payroll business; however, we remain liable for any contingent consideration payable to the former owners of Genesys.

Liquidity and Capital Resources

At June 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $8.4 million and accounts receivable, net of allowance for doubtful accounts of $6.0 million, compared to cash and cash equivalents of $8.8 million and accounts receivable, net of allowance for doubtful accounts of $7.7 million at March 31, 2010. Our working capital as of June 30, 2010 was a negative $21.1 million compared to negative working capital of $23.3 million as of March 31, 2010. During the three months ended June 30, 2010, we did not borrow against our revolving credit facility and, as of June 30, 2010, we had an outstanding balance of $2.5 million against our line. While our discontinued operations contributed to our cash flow and liquidity during fiscal 2010 and the three months ended June 30, 2010, we do not expect the sale of our discontinued operations to have a material impact on our liquidity or cash flows going forward.

Cash provided by operating activities for the three months ended June 30, 2010 was $105,000. This amount resulted from a net loss of $5.9 million, adjusted for non-cash charges of $3.2 million and a $2.8 million net increase in operating assets and liabilities since the beginning of fiscal 2011. Non-cash items primarily consisted of $0.3 million of depreciation and amortization of property, equipment and software, $0.9 million of amortization of intangible assets and $2.0 million of stock-based compensation. The net increase in operating assets and liabilities since the beginning of fiscal 2011 of $2.8 million was primarily comprised of increases in deferred revenue of $2.2 million, partially offset by decreases of $0.9 million in accounts receivable, $0.6 million in accrued expenses and other current liabilities and $0.3 million in prepaid expenses and other current assets. The increase in deferred revenue since the beginning of fiscal 2011 is primarily the result of increased invoicing offset by reductions as we recognized revenue from our subscription customers for the three months ended June 30, 2010. The growth in invoicing was primarily due to increased subscription renewals and increased sales to existing customers. Currently, payment for the majority of our subscription agreements is due upon invoicing. Because revenue is generally recognized ratably over the subscription period, payments received at the beginning of the subscription period result in an increase to deferred revenue. Changes in deferred revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized within 12 months. Although invoicing increased, accounts receivable decreased primarily due to the settlement reached with a former payroll customer and the collection of related outstanding balances. The decrease in accrued expenses and other current liabilities was primarily due to the timing of accrued payroll benefits in addition to payments to vendors. The decrease in prepaid expenses and other current assets was primarily due to the timing of prepaid marketing events and software licenses.

Cash provided by investing activities was $9.3 million and consisted primarily of a decrease of $9.1 million of funds obtained from payroll customers to be used in satisfying related obligations and proceeds from the sale of assets of $0.3 million, partially offset by $0.1 million of paid property, equipment and software and capitalized software costs. We intend to continue to invest in our content data sets, software development and network infrastructure to ensure our continued ability to enhance our existing software, expand our data sets, introduce new products, and maintain the reliability of our network.

Cash used in financing activities was $9.2 million, which consisted primarily of $9.1 million related to decreases in payroll customer related obligations and $0.1 million of repayments of notes payable.

On December 30, 2006, we entered into an agreement with a vendor to obtain additional data sets that runs for an initial one year term following the date of the initial delivery. The fee for the initial term was $1.5 million. On June 30, 2009, we terminated the agreement.

On August 3, 2007, we acquired the assets of ITG. Under the terms of the agreement, the former owners of ITG are eligible to earn up to $1.0 million in additional consideration based on meeting certain performance targets during the first two years after the closing of the acquisition, and can earn additional consideration if these targets are exceeded. $1.1 million of additional consideration had been earned and recorded as additional goodwill of which $0.9 million was paid to the owner of ITG in cash and shares during fiscal 2009, an additional $0.2 million was paid in cash and shares in fiscal 2010.

On December 21, 2007, we acquired the assets of Schoonover Associates, Inc. Schoonover will be eligible to earn additional consideration based on meeting certain performance targets during the first five fiscal years after March 31, 2008. The additional consideration, if earned, consists of cash payments of no more than $100,000 per year for 5 years and vesting on the 112,646 shares of common stock issued at the closing of the acquisition, which were valued at $1.5 million, and which are eligible to vest ratably over such five-year period. As of June 30, 2010, 100% of the issued shares had vested and $200,000 of the additional consideration has been earned. Of the additional consideration earned, $0.1 million was paid in fiscal 2010 and the remaining $0.1 million was paid in August 2010.

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

On August 8, 2008, we entered into a modification of our existing credit facility with Silicon Valley Bank to modify certain of the financial covenants and extend the term of the agreement to September 23, 2008. On September 17, 2008, we entered into a second modification of our credit facility to extend the term of the agreement to October 8, 2008. On October 8, 2008, we entered into a third modification of our credit facility to extend the term of this credit facility for two years to October 8, 2010 and increased the line of credit from $5,000,000 to $10,000,000. On March 16, 2009, we entered into a fourth modification of our agreement, which added Genesys as a guarantor to our obligations under the credit facility. On June 29, 2009, we entered into a fifth modification to our credit facility which increased the interest rate and certain fees payable, amended certain financial covenants, and increased the amount of stock we can repurchase under our repurchase plans. On October 15, 2009, we entered into a sixth modification to our credit facility decreasing the line of credit to $5.0 million, modifying the interest rate and amending certain financial covenants. In addition, in August 2010, we modified our credit facility to remove the pledge on the sale of our former Genesys subsidiary. Following the sixth modification, up to $5 million is available under this credit facility and the facility is collateralized by substantially all of our assets and expires on October 8, 2010. The line of credit may be used to secure letters of credit and cash management services and may be used in connection with foreign exchange forward contracts. The line of credit is subject to a financial covenant that requires us to maintain a ratio of assets to liabilities (net of deferred revenue) that is not less than 1.4 to 1. As of June 30, 2010, there was $2.5 million outstanding under the credit facility. As of this date, we were not in compliance with our debt covenant; however, we had sufficient available cash to pay in full the outstanding amounts due on the facility without material consequence to us. We have received a waiver from Silicon Valley Bank for the month of June 2010 and are currently negotiating an amendment to our existing credit facility. We anticipate that the amendment will be completed during the second quarter of fiscal 2011 and that we would be in compliance with the covenants of such arrangement.

On August 21, 2008, we acquired the share capital of Salary.com Limited. Under the terms of the agreement, the former employee owners of Salary.com Limited will be eligible to earn additional consideration based on meeting certain performance targets during each of the five twelve month periods ending August 31, 2009, 2010, 2011, 2012 and 2013. The additional consideration, if earned, consists of cash payments of a maximum of $200,000 per year for 5 years, allocated proportionately amongst the former employee owners. As of June 30, 2010, no additional consideration had been earned.

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

On December 15, 2008, the Board of Directors authorized the repurchase by us of up to $2.5 million of our common stock from time to time at prevailing prices in the open market or in negotiated transactions off the market. On April 17, 2009, our Board of Directors increased the size of its share repurchase program from $2.5 million to $7.5 million. As of June 30, 2010, we had repurchased and retired 1,348,140 shares with a total value of approximately $2.8 million pursuant to this repurchase program. We did not make any repurchases pursuant to this program in the three months ended June 30, 2010.

On December 17, 2008, we acquired all issued and outstanding shares of Genesys. Under the terms of the agreement, the Genesys shareholders and optionholders are eligible to earn additional consideration of up to $2.0 million, payable in cash or shares of our common stock, at our option, based on Genesys meeting certain performance targets during the first year after the closing of the merger. As of March 31, 2010, the $2.0 million of additional consideration had been earned and recorded as goodwill. Such amounts were due to be settled in June 2010; however, we have filed an indemnification claim against the former owners of Genesys for breaches of representations and warranties made at the time of the acquisition. On August 13, 2010, Lawrence J. Munini, individually and as agent and attorney-in-fact for the former shareholders and option holders of Genesys filed suit against us in Massachusetts Superior Court in connection with the payment of this contingent consideration. The suit seeks, among other things, attachment of $2 million of our available funds. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. In August 2010, we sold Genesys as part of the divestiture of our payroll business; however, we remain liable for any additional consideration due to the former owners of Genesys.

During the first quarter of fiscal 2011, we recorded restructuring charges of approximately $0.7 million related to severance payments of approximately $0.3 million to employees terminated by us, $0.3 million in related stock compensation charges, and an additional $0.1 million in external costs primarily consisting of legal and outplacement services.

In February 2009, we entered into a new office lease for our wholly foreign owned enterprise in Montego Bay, Jamaica. The lease is for approximately 511 square meters and has an initial term of two years, commencing in November 2008. In June 2010, we shut down our Jamaica telesales operation and terminated our office lease for no additional costs or penalties.

On February 20, 2010, our former President and Chief Executive Officer resigned from his positions at the Company. As a result of the former executive’s resignation, we recorded restructuring charges of approximately $1.6 million during the fourth quarter of fiscal 2010. We recorded an additional $0.4 million during the quarter ended June 30, 2010 associated with the former executive’s resignation which were comprised of $0.1 million of severance costs, $0.2 million in stock compensation charges associated with the modification of vested awards in fiscal 2011, and $0.1 million in external consulting costs. We also expect to incur an additional $0.9 million of charges in the remainder of fiscal 2011 related to the transition process which primarily consists of $0.8 million of severance and $0.1 million of external consultant fees to assist with the process. The future severance payments will commence in August 2010 and be paid and expensed over an eighteen month period consistent with the non-compete agreement executed with the former executive.

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

During the three most recent fiscal years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in the notes to our financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Income Taxes . We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. As of June 30, 2010, we have a valuation allowance of $25.0 million against our deferred tax assets.

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

Software Development Costs . We capitalize certain internal software development costs under the provisions of ASC 350-40, “Internal Use Software” (“ASC 350-40”). ASC 350-40 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

Allowance for Doubtful Accounts . We maintain an allowance for doubtful accounts for estimated losses resulting from our customers’ inability to pay us. The provision is based on our historical experience and for specific customers that, in our opinion, are likely to default on our receivables from them. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, we have experienced significant growth in the number of our customers, and we have less payment history to rely upon with these customers. We rely on historical trends of bad debt as a percentage of total revenue and apply these percentages to the accounts receivable associated with new customers and evaluate these customers over time. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt recorded may be different than our allowance.

Stock-Based Compensation .. We follow the provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), which requires that all stock-based compensation be recognized as an expense in the financial statements over the service period and that such expense be measured at the fair value of the award.

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

We have historically estimated our expected volatility based on that of our publicly traded peer companies as we determined that we did not have adequate historical data from our traded share price. Until February 2007, we were a private company and therefore lack sufficient company-specific historical and implied volatility information. We did not grant any new stock options during the fiscal years ended March 31, 2010 and 2009; however, previously granted stock option awards were modified in connection with our workforce reduction on January 7, 2009 and the resignation of our Chief Executive Officer on February 20, 2010. The modification of the awards consisted of acceleration of the respective awards’ vesting schedule. Additionally, during the first quarter of fiscal 2011, we granted stock options to our Chief Executive Officer and President and further modified options held by our former President and Chief Executive Officer. For the awards granted or modified in the three months ended June 30, 2010, as well as the modified awards issued during the years ended March 31, 2010 and 2009, we determined we have adequate historical data from our traded share price, as such, expected volatilities utilized in the model are based on the historic volatility of our stock price.

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

Valuation of Long-Lived Assets . We assess the recoverability of our long-lived assets that are held for use, such as property, equipment and software and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”) when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. Cash flow projections are based on trends of historical performance and our estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value.

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements” (“ASU 2009-13’), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. We expect this guidance may have a significant impact on our revenue recognition policy and financial statements, however, we have not determined the impact as of June 30, 2010.

In September 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14’), which addresses the accounting for revenue transactions involving software. ASU 2009-14 amends ASC 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. We expect this guidance may have a significant impact on our revenue recognition policy and financial statements, however, we have not determined the impact as of June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk . Substantially all sales to customers and arrangements with vendors provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our consolidated revenues and operational expenses consist of international revenues and operational expenses which are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those revenues and operating costs. For the three months ended June 30, 2010 and 2009, we incurred foreign exchange gains of $0.1 million. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

Interest Rate Sensitivity . Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and debt obligations, we believe that there is no material risk of exposure.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures . As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who serve as our principal executive officer and principal financial officer, respectively), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting. We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to changes in our internal controls over financial reporting. As a result of the evaluation completed by the Company’s management, and in which Messrs. Daoust and Chicoyne participated, the Company has concluded that there were no changes during the fiscal quarter ended June 30, 2010 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

On August 13, 2010, Lawrence J. Munini, individually and as agent and attorney-in-fact for the former shareholders and option holders of our former subsidiary, Genesys, filed suit against us in Massachusetts Superior Court. Mr. Munini claims that we owe $2,000,000 in additional consideration to the former owners of Genesys in connection with acquisition of Genesys by us in December 2008. Mr. Munini seeks multiple damages and attorneys fees, and an immediate attachment of $2,000,000 in our funds. We have accrued $1.8 million of this additional consideration on our balance sheet as of June 30, 2010. We believe that we have valid counterclaims against the former owners of Genesys for breaches of representations and warranties made by them at the time of the acquisition and intend to vigorously defend this lawsuit; however, we are unable to currently determine the ultimate outcome of these matters or the potential exposure to loss, if any.

We are not currently subject to any other material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors

Except as set forth below, we have not identified any material changes from the risk factors as previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

We may not realize the benefits of our exit from the HRMS/payroll solutions business.

We recently completed our exit from the HRMS/payroll solutions business. We did this in part because we believe that focusing on our compensation and talent management products provides the best prospects for the future. This belief is based on a number of assumptions that may vary materially from actual future results. We also incurred various expenses and recorded additional charges associated with the shut down of these businesses. Our core compensation and talent management businesses may not perform as well as we expect on a standalone basis and may not be sufficient to overcome the loss of revenue and additional expenses associated with our exit from the HRMS/payroll solutions business. As a result, we may not realize the anticipated benefits from our exit from the HRMS/payroll business and this exit may have an adverse effect on our future business, financial condition and results of operations.

In addition, as described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q, we are the subject of litigation commenced on behalf of the former owners of Genesys in connection with the payment of contingent consideration from the original acquisition. Although we believe that we have valid counterclaims, we cannot determine the ultimate outcome of these matters or the potential exposure to loss, if any. If we are required to make these additional payments to the former owners of Genesys, it will substantially reduce or eliminate the proceeds from our sale of Genesys. In addition, even if we are successful in defending this claim and asserting our own counterclaims, we may incur significant legal costs and management’s attention may be diverted from the ongoing development of our business, which could adversely affect our business.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2000 Stock Option Plan and our 2004 Stock Option Plan (collectively referred to as our Stock Plans), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from employees upon their termination, and it is generally our policy to do so. In addition, in December 2008, our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 million. The objective of the stock repurchase program is to improve stockholders’ returns. On April 17, 2009, our Board of Directors increased the size of our share repurchase program to $7.5 million. At June 30, 2010, approximately $4.7 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased by us were retired as of June 30, 2010. Our credit facility with Silicon Valley Bank currently limits repurchases under our $7.5 million stock repurchase program to $2.5 million over a rolling twelve month period. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended June 30, 2010:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 through April 30, 2010	—	—	—	$4,707,467
May 1, 2010 through May 31, 2010	73,562	3.10	—	$4,707,467
June 1, 2010 through June 30, 2010	25,182	0.45	—	$4,707,467

Total	98,744	2.34	—	$4,707,467

(1)	Includes shares originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.
(2)	Includes shares reacquired in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.

ITEM 5 — OTHER INFORMATION

On August 10, 2010, we completed the sale of all of the outstanding shares of capital stock of our wholly-owned subsidiary, Genesys Software Systems, Inc., to Genesys Acquisition Corp. Prior to this sale, Genesys operated our enterprise payroll and human resource management software business, which we decided to divest in fiscal 2011. The total consideration received by us for the disposition of Genesys was $2,500,000 payable in cash. Pursuant to the Stock Purchase and Sale Agreement, we have agreed to provide limited indemnification for 12 months following the closing for any breaches of representations or warranties by us. There is no material relationship, between us or any of our directors or officers (or any of their associates) and the buyer of Genesys or any of its affiliates, other than in respect of the transaction

The foregoing description is qualified in its entirety by reference to the Stock Purchase and Sale Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1 and incorporated herein by reference.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALARY.COM, INC.

Date: August 16, 2010	/S/ BRYCE CHICOYNE
Bryce Chicoyne
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase and Sale Agreement, dated as of August 10, 2010, by and among Salary.com, Inc., Genesys Software Systems, Inc. and Genesys Acquisition Corp. (filed herewith).

10.1*	Employment Agreement, dated as of April 12, 2010, by and between Salary.com, Inc. and Paul Daoust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2010, SEC File 001-33312).

10.2*	Retention Bonus Letter Agreement, dated as of April 20, 2010, by and between Salary.com, Inc. and Bryce Chicoyne (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 26, 2010, SEC File 001-33312).

10.3*	Form of Change in Control Agreement by and between Salary.com, Inc. and the Executive named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2010, SEC File 001-33312).

10.4*	Severance and Retention Bonus Agreement, dated as of July 7, 2010, by and between Salary.com, Inc. and Yong Zhang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2010, SEC File 001-33312).

10.5	Waiver Agreement, dated as of June 22, 2010, by and between Salary.com, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.8.7 to the Company’s Annual Report on Form 10-K filed June 29, 2010, SEC File 011-33312).

10.6	Seventh Loan Modification Agreement, dated as of August 10, 2010, by and between Salary.com, Inc. and Silicon Valley Bank (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or a compensatory plan, contract or arrangement.